Form 10KSB
period 2004-03-31
BONANZA GOLD INC
filed 2004-07-14
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period	to

Commission file number 000-50603

BONANZA GOLD, INC.

(Name of small business issuer in its charter)

Washington	91-0745418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26505 N. Bruce Rd., Chattaroy, WA           99003-7720

(Address of principal executive offices)         (Zip code)

Issuer’s telephone number, including area code:  (509) 238-6613

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price of $.11 on June 28, 2004, as reported by the Over the Counter “Pink Sheets” was $717,041.

At June 28, 2004, the registrant had 7,378,815 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

6

ITEM 3.

LEGAL PROCEEDINGS

6

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

6

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

7

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

7

ITEM 7.

FINANCIAL STATEMENTS

12

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

23

ITEM 8A

CONTROLS AND PROCEDURES

23

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS, COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

23

ITEM 10.

EXECUTIVE COMPENSATION

23

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

24

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

25

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

25

SIGNATURES

28

CERTIFICATIONS

29

PART I

Item 1.  Description of Business

General

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Bonanza Gold, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

History

Bonanza Gold, Inc. (hereinafter “the Company”) was incorporated under the laws of the State of Washington on April 3, 1961 as Vermillion Gold, Inc. The Company was organized primarily for the purpose of exploring for, acquiring and developing mineral properties with a potential for production. The Company had been involved in the acquisition and exploration of various mining properties, located in the states of Alaska, Montana and Idaho. Exploration efforts were unsuccessful and none of these mining properties produced any commercial ore. The Company abandoned its remaining mining claims and the related development costs in 1996. Consequently, since 1996, the Company has been inactive.

In September 2003 the Board of Directors authorized a private placement of the Company’s common Stock to raise $75,000. The proceeds were utilized to pay for legal and accounting fees associated with the preparation and filing of a Form 10SB Registration Statement, to pay ongoing expenses related to complying with the reporting requirements of the Securities Exchange Act of 1934, (i.e. preparation of audited financial statements and periodic reports) and working capital.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended March 31, 2004 and March 31, 2003, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

No Revenue and Minimal Assets

The Company has had no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Company’s Proposed Operations

The success of the Company’s proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event that the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company’s control.

[The balance of this page has been intentionally left blank.]

Scarcity of and Competition for Business Opportunities and Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Bonanza Gold, Inc. and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Continued Management Control, Limited Time Availability

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. The Company’s officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company’s business and its likelihood of continuing operations.

Conflicts of Interest – General

The Company’s officers and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control and Management

A business combination involving the issuance of the Company’s stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination

The Company’s primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

Requirement of Audited Financial Statements May Disqualify Business Opportunities

Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Employees

The Company has no paid employees. None of the Company’s executive officers are employed by the Company. Management services are provided on an “as needed” basis without compensation, generally less than five hours per week. The Company has no oral or written contracts for services with any member of management.

There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company’s operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Item 2. Description of Properties

The Company does not currently hold interests in any properties.

The Company presently operates from office space provided on a rent-free basis by the president of the Company. In the event that this space becomes unavailable in the future, the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

A shareholders’ meeting was held on January 30, 2004 for the following purposes:

1.

To elect two members to the board of directors to serve for a one year term or until their respective successors are elected and qualified.

2.

To vote upon the adoption of amendments to and restatement of the Company’s articles of incorporation.

There were 7,378,815 shares eligible to vote in the meeting. The results are as follows:

*

Elect Robert E. Kistler as a director

5,415,332 votes

*

Elect Hobart Teneff as a director

5,426,332 votes.

*

Approve the adoption of amendments to, and restatement of the company’s articles of incorporation:

*

For

5,418,532 votes

*

Against

     14,500 votes

*

Abstain

     23,300 votes

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded in the over-the-counter market on the NASD Pink Sheets under the symbol “BOGD”. The following table shows the high ask and low bid prices for the Common Stock for each quarter during the last two fiscal years ended March 31, and the most recent fiscal quarter. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Ask

Low Bid

Year ended 3/31/03

Quarter ended   6/30/02

.01

.01

Quarter ended   9/30/02

.01

.01

Quarter ended 12/31/02

.03

.01

Quarter ended   3/31/03

.03

.03

Year ended 3/31/04

Quarter ended 6/30/03

.035

.035

Quarter ended 9/30/03

.06

.02

Quarter ended 12/31/03

.18

.05

Quarter ended 03/31/04

.15

.10

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain any future earnings to finance its operations.

Item 6.

Management’s Discussion and Analysis or Plan of Operations

General

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

[The balance of this page has been intentionally left blank.]

Plan of Operation.

We intend to seek to acquire the assets or shares of an entity actively engaged in business in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this registration statement. While we will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. We have no full time employees. Our officers have agreed to allocate a portion of their time to our activities without compensation. Management anticipates that our business plan can be implemented by an officer devoting an aggregate of approximately 5 hours per week to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. In addition, our officers and directors may, in the future, become involved with other companies, which have a business purpose similar to that of ours. As a result, additional conflicts of interest may arise in the future.

We are filing this registration statement under the Exchange Act on a voluntary basis because management believes that our primary attraction as a merger partner or acquisition vehicle will be our status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

General Business Plan.

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business opportunity which desires to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. However, the Board of Directors has adopted a resolution that prohibits any acquisition or merger with a business or company in which the Company’s promoters, management or their affiliates or associates directly or indirectly have an ownership interest. Because there is no legal prohibition against such transactions, this policy could be rescinded by the Board of Directors if it deemed such action to be in the best interest of the shareholders. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with entities which have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The primary method we will use to find potential merger or acquisition candidates will be to periodically run classified ads in the Wall Street Journal seeking companies which are looking to merge with a public shell. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.

General Business Plan. (Continued)

Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, minimal capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an Initial Public Offering. The acquisition candidates will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to its attention through present associations of our officers or through advertising our availability for acquisition. In analyzing prospective business opportunities, management will consider such factors as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time frame required by federal securities laws. Our management, while not especially experienced in matters relating to our new business, will rely primarily upon their own efforts to accomplish our business purposes. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs. There is no agreement or understanding that non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board. The Company’s officers, directors or affiliates have not used any particular consultants or advisors on a regular basis and there is no intention that any particular consultant or advisor will be hired by the Company in the future. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will be paid by the prospective merger/acquisition candidate, as we have limited cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. The Company has a policy that it will not borrow funds and use the proceeds to make payments to the Company’s promoters, management or their affiliates or associates. In no event will any consultant or finders’ fees be paid to any member of the Company’s management or any of the Company’s principal shareholders.

General Business Plan. (Continued)

We will not restrict our search to any specific industry, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict, at this time, the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements, public offerings or loan transactions to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. All transactions in securities affected in connection with the Company’s business model will be effected by a registered broker-dealer. There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements. The Company will not enter into any loan transactions to loan money to or borrow money from any prospective merger or acquisition candidates or to an unaffiliated third party. We also have no plans to conduct any offerings under Regulation S.

Acquisition of Opportunities.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code"). With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of our company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders. We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements.

Acquisition of Opportunities. (Continued)

Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms. As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We intend to be subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of our present management.

Financing

The Company believes that it can satisfy its cash requirements for the foreseeable future and has no plans to raise additional funds in the next twelve months. Management has no plans to seek loan financing.

Employees

The Company does not expect any significant change in the number of employees unless or until such time as it acquires a business opportunity.

[The balance of this page has been intentionally left blank.]

Item 7.

Financial Statements

DECORIA, MAICHEL & TEAGUE A PROFESSIONAL SERVICES FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors

Bonanza Gold, Inc.

We have audited the accompanying balance sheets of Bonanza Gold, Inc. (“the Company”) as of March 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Gold, Inc. as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

June 7, 2004

BONANZA GOLD, INC.

TABLE OF CONTENTS

                                                                                                                                        Page

Balance Sheets, March 31, 2004 and 2003

14

Statements of Operations for the years ended March 31, 2004 and 2003

15

Statements of Changes in Stockholders’ Equity

for the years ended March 31, 2004 and 2003

16

Statements of Cash Flows for the years ended March 31, 2004 and 2003

17

Notes to Financial Statements

18-22

Bonanza Gold, Inc.

Balance Sheets

March 31, 2004 and 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash	$38,320	$14,316
Total current assets	38,320	14,316

OTHER ASSETS
Other equity securities	-	2,500
Total assets	$38,320	$16,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	-	$576
Total liabilities	-	576

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000
shares authorized, none issued and outstanding
Common stock, $0.10 par value; 20,000,000
shares authorized, 4,248,815 shares
issued and outstanding at March 31, 2003	-	424,881
Common stock, $0.001 par value; 200,000,000
shares authorized, 7,378,815 shares
issued and outstanding at March 31, 2004	$7,379	-
Discount on common stock	-	(63,000)
Additional paid-in capital	587,523	168,771
Accumulated other comprehensive loss	-	(7,500)
Accumulated deficit	(556,582)	(506,912)
Total stockholders’ equity	38,320	16,240
Total liabilities and stockholders’ equity	$38,320	$16,816

The accompanying notes are an integral part of these financial statements

Bonanza Gold, Inc.

Statements of Operations

For the years ended March 31, 2004 and 2003

	2004		2003
OPERATING EXPENSES
Legal and accounting	$23,405		-
Environmental statement	5,156		-
Officer compensation	10,250		-
General and administrative expenses	3,474		$2,616
	42,285		2,616

OTHER INCOME (EXPENSE)
Interest income	115		55
Realized gain (loss) on equity securities	(7,500)		10,858
Total other income (expense)	(7,385)		10,913

NET INCOME (LOSS)	$(49,670)		$8,297

NET LOSS PER COMMON SHARE	$(0.01)	$	Nil

WEIGHTED AVERAGE COMMON SHARES OUSTANDING – BASIC	$5,586,820		$4,248,815

The accompanying notes are an integral part of these financial statements

Bonanza Gold, Inc.

Statements of Changes in Stockholders’ Equity

For the years ended March 31, 2004 and 2003

      Accumulated

      Other

Discount on

Additional Paid-

Comprehensive

Accumulated

Shares

Amount

Common Stock

in Capital

Income (loss)

Deficit

Total

Balance, March 31, 2002

4,248,815

$

424,881

$

(63,000)

$

168,771

$

(1,237)

$

(515,209)

$

14,206

Unrealized losses on equity securities, net

of reclassification adjustment for gains

included in net income

(6,263)

(6,263)

Net income

         8,297

         8,297

Balance, March 31, 2003

4,248,815

424,881

(63,000)

168,771

(7,500)

(506,912)

16,240

Realized loss on marketable

7,500

7,500

equity securities

Sale of common stock, net

of issuance costs

3,000,000

3,000

58,000

61,000

Issuance of common stock

for services

130,000

130

3,120

3,250

Change in par value

(420,632)

63,000

357,632

Net loss

      (49,670)

      (49,670)

Balance, March 31, 2004

 7,378,815

$

       7,379

$

        -

$

      587,523

$

        -

$

  (556,582)

$

     38,320

The accompanying notes are an integral part of these financial statements

Bonanza Gold, Inc.

Statements of Cash Flows

For the years ended March 31, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(49,670)	$8,297
Adjustments to reconcile net loss to net cash used by operating activities:
Realized (gain) on equity securities	7,500	(10,858)
Common stock issued for services	3,250	-
Equity investment issued as officer compensation	2,500	-
Change in:
Accounts payable	(576)	576
Related party advances	-	(511)
Net cash used by operating activities	(36,996)	(2,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by sale of common stock, net of offering costs	61,000	-
Cash provided by sale of marketable equity securities	-	16,807
Net cash provided by investing activities	61,000	16,807

NET CHANGE IN CASH	24,004	14,311

CASH AT BEGINNING OF YEAR	14,316	5

CASH AT END OF YEAR	$38,320	$14,316

The accompanying notes are an integral part of these financial statements

Bonanza Gold, Inc.

Notes to Financial Statements

1.

Description of Business

Bonanza Gold, Inc. (“the Company”) is a Washington corporation that was incorporated April 3, 1961. The Company was organized to explore for, acquire and develop natural resource properties in the Western United States. Until 1995 the Company was involved in the acquisition and exploration of various mining properties. In 1996 the Company abandoned its remaining mining properties. During the past several years since 1996 the Company’s activities have been confined to general and administrative functions.

The Company has incurred losses since its inception and has no recurring source of revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock and the eventual acquisition of an entity with profitable business operations. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. At March 31, 2004 and 2003, the Company had recorded no net deferred tax assets or liabilities and recognized no income tax provision as it had no taxable income for the years then ended.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash, accounts payable and related party advances, approximated their fair values as of March 31, 2004 and 2003.

Bonanza Gold, Inc.

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, Continued:

Cash and Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents. The Company deposits its cash and cash equivalents in high quality financial institutions.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At March 31, 2004 and 2003, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Environmental Matters

The Company has owned mineral property interests on certain public and private lands in Idaho, Washington, Montana and Alaska. The Company’s mineral property holdings have included lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The Company and its properties have been and are subject to a variety of federal and state regulations governing land use and environmental matters. The Company’s management has engaged consultants to review the potential environmental impacts of its prior mineral exploration and development activities and believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company. The Company’s management acknowledges, however, that the possibility exists that the Company may be subject to environmental liabilities associated with its prior activities in the unforeseeable future, although the likelihood of such is deemed remote and the amount and nature of the liabilities is impossible to estimate.

Investments

Marketable equity securities are categorized as available-for-sale and carried at quoted market value. Investments in securities of privately held entities are quoted at their estimated fair value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income or loss, net of related deferred income taxes, if applicable, unless a permanent impairment in value has occurred, which is then charged to operations.

Bonanza Gold, Inc.

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, Continued:

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income, which includes net income (loss), and unrealized gains and losses on marketable equity securities classified as available-for-sale.

Reclassifications

Certain reclassifications have been made to conform prior year data to the current presentation. These reclassifications had no effect on reported earnings.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revised Interpretation 46 (FIN 46R). The FASB deferred the effective date for consolidation of variable interest entities and amended the consolidation requirements. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46R apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has determined the consolidation requirements of FIN 46R will not have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on May 31, 2003 and has concluded that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

Bonanza Gold, Inc.

Notes to Financial Statements

3.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has not recorded an income tax provision for the years ended March 31, 2004 and 2003, as it had no taxable income. The Company has net operating loss carryforwards for income tax purposes at March 31, 2004 and 2003, of approximately $320,000 and $270,000, respectively, which will expire in 2024, and an associated deferred tax asset of approximately $109,000 and $92,000, respectively. The deferred tax assets have been fully reserved for as management believes it is more likely than not that the deferred tax assets will not be utilized.

4.

Investments

The Company accounts for its investments in equity securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and reports its investments in available-for-sale securities at their fair value, with unrealized gains and losses excluded from income or loss and included in other comprehensive income or loss. Marketable equity securities expected to be sold within one year are classified as current assets. At March 31, 2003 the Company's investments in marketable equity securities were as follows:

Market

Value

Cost

Classified as non-current assets:

Securities in a privately held company

$

2,500

$

10,000

At March 31, 2004 and 2003, unrealized losses in marketable equity securities were $0 and $7,500, respectively. The Company had no marketable equity securities at March 31, 2004.

5.

Stockholders’ Equity

Private Placement Memorandum

At a Board of Directors meeting held on August 21, 2003, the board resolved to offer and sell 3,000,000 shares of its common stock in a Private Placement offering for $0.025 per share. The shares were sold in October of 2003 and net proceeds after deducting offering costs were $61,000.

Issuance of Common Stock for Services

At a Board of Directors meeting held on August 21, 2003, the board resolved to issue 100,000 shares of the Company's common stock to Hobart Teneff, the Company's vice president and a director, for his services as an officer and director. Additionally, 30,000 shares of the Company's common stock were issued to an individual for her services performed. Both of these issuances were valued at $0.025 per share.

Bonanza Gold, Inc.

Notes to Financial Statements

5.

Stockholders’ Equity, Continued:

Change in Par Value of Common Stock

During an annual meeting of shareholders held on January 30, 2004, the Company put forth a resolution to its shareholders to amend its articles of incorporation and change the authorized capital of the Company from 20,000,000 shares of $0.10 par value common stock to 200,000,000 shares of $0.001 par value common stock. The resolution was approved by the shareholders and on February 2, 2004, the Company amended its articles of incorporation to effect the change.

Preferred Stock

During the annual meeting of shareholders held on January 30, 2004, the Company’s shareholders resolved to amend the Company's articles of incorporation and authorize a class of preferred stock consisting of 10,000,000 shares. The preferred stock has no par value, and as of March 31, 2004, there was no preferred stock issued and outstanding. On February 2, 2004, the Company amended its articles of incorporation to effect the change.

6.

Related Parties

In addition to the related party transactions described in note 5, the Company has had the following related party transactions:

During the fiscal year ended March 31, 2004, Robert Kistler, the Company's president and a director, was reimbursed for $739 in general and administrative expenses on behalf of the Company.

Additionally during 2004, Mr. Kistler received $2,750 cash and 10,000 shares of a privately held company valued at $2,500, for his services as an officer and director (See Note 5).

Hobart Teneff, the Company's vice president and a director received $2,500 cash and 100,000 shares of the Company's common stock valued at $0.025 per share or $2,500, for his services as an officer and director (See Note 5).

The Company is also provided certain administrative services and office space by a director for no charge to the Company. The value of these services and office space is immaterial individually and in the aggregate to the Company's financial statements.

[The balance of this page has been intentionally left blank.]

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

None

ITEM 8A.

Controls and Procedures

Based on a recent evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s President has concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with

Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

The following information is provided with respect to each executive officer and director of the Company as of June 28, 2004:

Name	Age	Office with the Company
Robert E. Kistler	74	President, Treasurer and Director
Hobart Teneff	84	Vice President and Director

Robert E. Kistler is the President, Treasurer and a Director of the Company. Mr. Kistler has been a director of the Company for more than 29 years and has served as the Company’s President and Treasurer for more than 26 years.

Hobart Teneff has served as an Officer (currently Vice President) and Director of the Company since 1998. From 1975 through 1988, Mr. Teneff served as president of Gold Reserve Corporation, and from 1975 through 1994, was also one of its directors. He was also president, chief executive officer and a director of Pegasus Gold Inc. from 1976 through 1987 and President of Argo Gold Inc. and Montoro Inc. prior to their being merged into Pegasus in 1980 and 1981, respectively. Since 1999, Mr. Teneff has served as a director and president of Hanover Gold Company, Inc. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

Item 10. Executive Compensation

During the fiscal year ended March 31, 2004, Mr. Kistler received $2,750 in cash and 10,000 shares of a privately held company valued at $2,500 for his services as an officer and director. Hobart Teneff, the Company’s vice president and a director, received $2,500 in cash and 100,000 shares of the Company’s common stock valued at $0.025 per share or $2,500 for his services as an officer and director. Other than the aforementioned payments, the officers and directors have received no compensation for services rendered during the past three fiscal years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth information regarding any non-management person known to the Company to be the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act) of more than five percent of any class of the Company’s voting securities. The percentages were derived based on 7,378,815 shares of common stock issued and outstanding at June 28, 2004.

Title

Name and Address

Amount and Nature of

Percent

of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common Stock

Terrence Dunne

720,000

9.76%

601 W. Main Ave., Ste. 1017

Spokane, WA 99201

Common Stock

Rockne J. Timm

692,500

9.38%

926 W, Sprague Ave., Ste. 216

Spokane, WA 99201

Common Stock

A. Douglas Belanger

601,250

8.15%

926 W. Sprague Ave. Ste. 216

Spokane, WA 99201

Common Stock

Robert W. O’Brien

400,000

5.42%

1511 S. Riegel Ct.

Spokane, WA 99212

 (b) Security Ownership of Management.

The following table sets forth certain information regarding the number and percentage of shares of Common Stock of the Company beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group. The percentages are derived based on 7,378,815 shares of common stock issued and outstanding at June 28, 2004.

Name and Address

Amount and Nature of

Percent

Title of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common Stock

Robert E. Kistler

531,314

    7.20%

          26505 N. Bruce Rd.

Chattaroy, WA 99003-7720

Common Stock

Hobart Teneff

328,950

 4.46%

P.O. Box 30446

Spokane, WA 99223

Common Stock

All directors and officers

860,264

  11.66%

as a group (2 individuals)

Committees of the Board of Directors. We do not have a compensation or audit committee or a nominating committee. The board of directors as a whole acts as the compensation, audit, and the nominating committee.

Compliance with Section 16(a) of the Exchange Act. The corporate officers and directors have filed reports of ownership and changes in ownership with the Securities and Exchange commission under Section 16(a) of the Securities Exchange Act of 1934.

Code Of Ethics. The Company has adopted a Code of Ethics that applies to the Company’s executive Officers. The Company will provide, without change, a copy of the code of ethics upon the written request of any person addressed to the Company at:

Bonanza Gold, Inc.

62505 N. Bruce Road

Chattaroy, WA 99003-7720

The Company does not presently have a website.

Item 12. Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2004, Robert Kistler, the Company’s president and a director, was reimbursed for $739 in general and administrative expenses on behalf of the Company. Additionally, Mr. Kistler received $2,750 in cash and 10,000 in shares of a privately held company valued at $2,500 for his services as an officer and a director. Hobart Teneff, the Company’s vice president and a director, received $2,500 in cash and 100,000 shares of the Company’s common stock valued at $0.025 per share.

Item 13.  Exhibits and Reports on Form 8-K

(a)

The following Exhibits are filed as part of the report:

14	Code of Ethics
31.1	Certification, Robert Kistler
31.2	Certification, Hobart Teneff
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Robert Kistler
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Hobart Teneff

Item 14.  Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services.

Item 14.  Principal Accountant Fees And Services (Continued)

In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and reviews of interim financial statements contained in our Form 10SB registration statement for the fiscal years ended March 31, 2004 and 2003 and the reviews of the interim financial statements included in the Company’s Form 10SB during those fiscal years were $11,315 and $7,500 respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONANZA GOLD, INC.

By:

/s/ Robert Kistler

Robert Kistler, President, Treasurer

and Director

Date:  July 10, 2004

By:

/s/ Hobart Teneff

Hobart Teneff, Vice President

and Director

Date:  July 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Robert Kistler

Robert Kistler

President, Treasurer and Director

Date:  July 10, 2004

By:

/s/ Hobart Teneff

Hobart Teneff

Vice President and Director

Date:  July 10, 2004