Form 10QSB
period 2004-06-30
BONANZA GOLD INC
filed 2004-08-11
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50603

BONANZA GOLD, INC.

(Exact name of small business issuer as specified in its charter)

               Washington

      91-0745418

(State or other jurisdiction of

         (IRS Employer Identification Number)

incorporation or organization)

26505 N. Bruce Road, Chattaroy, Wa. 99003-7720

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (509) 238-6613

         Common Stock

             None

  Title of each class

   Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]  No [  ]

             At July 27, 2004, 7, 378, 815, shares of the registrant’s common stock  were outstanding.

TABLE OF CONTENTS

PART I

            PAGE

ITEM 1.

Balance Sheets as of March 31, 2004

and June 30, 2004

3

Statements of Operations For the Three Month

Periods Ended June 30, 2004 and 2003

4

Statements of Cash Flows For the Three Month Periods

Ended June 30, 2004 and 2003

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition or

Plan of Operation

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.

Legal Proceedings

8

ITEM 2.

Changes in Securities

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits and Reports on Form 8-K

8

Signatures

9

Certifications

10

BONANZA GOLD,  INC.

Balance Sheets

June 30, 2004 and March 31, 2004

ASSETS

		(Unaudited)
	June 30,	March 31,
	2004	2004
CURRENT ASSETS:
Cash	$31,802	$38,320

Total assets	$31,802	$38,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,675	-

Total liabilities	6,675	-

STOCKHOLDERS’ EQUITY:
Common stock; $0.001 par value; 200,000,000 shares authorized; 7,378,815 shares issued and outstanding	7,379	$7,379
Preferred stock; 10,000,000 authorized	-	-
Additional paid-in capital	587,523	587,523
Accumulated deficit	(569,775)	(556,582)
Total stockholders’ equity	25,127	38,320

Total liabilities and stockholders’ equity	$31,802	$38,320

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC.

Statements of Operations

For the Three Months Ended June 30, 2004 and 2003 (unaudited)

		2004		2003
OPERATING EXPENSES:
Legal and accounting expense		$13,030		-
Environmental statement		-		$1,400
General and administrative		197		113
Total operating expenses		13,227		1,513

OTHER INCOME (LOSS):
Interest		34		24
Total other (loss)		34		24

NET INCOME (LOSS)		$(13,193)		$(1,489)

NET INCOME (LOSS) PER SHARE	$	Nil	$	Nil

WEIGHTED AVERAGE COMMON SHARES OUSTANDING		$7,378,815		$4,248,815

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC

Statements of Cash Flow

For the Three Months Ended June 30, 2004 and 2003 (unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,193)	$(1,489)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in:
Accounts payable	6,675	-
Net cash flows used by operating activities	(6,518)	(1,489)

NET CHANGE IN CASH	(6,518)	(1,489)

CASH AT BEGINNING OF PERIOD	38,320	14,316

CASH AT END OF PERIOD	$31,802	$12,827

The accompanying notes are an integral part of these financial statements.

Bonanza Gold, Inc.

(Unaudited)

     Notes to Financial Statements

1.

Basis of Presentation:

The financial statements of Bonanza Gold, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Bonanza Gold, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2004 included in the registrant’s filing of Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending March 31, 2005.

2.

Nature of Business and Plan of Operation:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s March 31, 2004 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

[The balance of this page left intentionally blank.]

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                        FINANCIAL CONDITION OR PLAN OF OPERATION

General

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

The objectives of the company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desired to seek the perceived advantages of a publicly registered corporation. The company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s March 31, 2004 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

Financial Condition and Liquidity

During the three month period ended June 30, 2004, the Company used $6,518 of cash for operating activities, compared to $1,489 used for operating activities in the first fiscal quarter of 2004. The Company has no recurring revenue from operating activities. As of June 30, 2004, the Company had a cash balance of $31,802 and accounts payable of $6,675. Management believes that the company has sufficient cash to meet operating expenses for the next twelve month period.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s Management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                        HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Gold, Inc.

(Registrant)

By:  /s/  Robert Kistler

August 9, 2004

Robert Kistler

Date

President, Treasurer, and Director

By:  /s/  Hobart Teneff

August 9, 2004

Hobart Teneff

             Date

Vice President and Director