Form 10QSB
period 2004-09-30
BONANZA GOLD INC
filed 2004-11-08
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X]   No   [  ]

At October 29, 2004, 7, 378, 815, shares of the Registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Balance Sheets at September 30, 2004

and March 31, 2004

3

Statements of Operations For the Three and Six Month

Periods Ended September 30, 2004 and 2003

4

Statements of Cash Flows For the Six Month Periods

Ended September 30, 2004 and 2003

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition or

Plan of Operations

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.

Legal Proceedings

8

ITEM 2.

Changes in Securities

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits and Reports on Form 8-K

8

Signatures

9

Certifications

10

BONANZA GOLD,  INC.

Balance Sheets

September 30, 2004 and March 31, 2004

ASSETS

Audited

September 30,

March 31,

     2004

  2004

Current assets:

Cash

$

   23,916

$

   38,320

Total assets

$

   23,916

$

   38,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

-

$

-

Stockholders’ equity:

Common stock, $.001 par value;

200,000,000 shares authorized; 7,378,815 shares

 issued and outstanding

7,379

7,379

Preferred stock; 10,000,000 authorized

-

-

Additional paid-in capital

587,523

587,523

Accumulated deficit

  (570,986)

  (556,582)

Total stockholders’ equity

     23,916

     38,320

Total liabilities and stockholders’ equity

$

   23,916

$

   38,320

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC.

Statements of Operations

For the Three and Six Months Ended

September 30, 2004 and 2003 (unaudited)

		September 30, 2004				September 30, 2003
		Three Months		Six Months		Three Months		Six Months

OPERATING EXPENSES:
Legal and accounting		$1,200		14,230		12,559		12,559
General and administrative expenses		40		237		150		263
Environmental consulting		-		-		3,756		5,156
Total operating expenses		1,240		14,467		16,465		17,978

OTHER (INCOME):
Interest income		(29)		(63)		(9)		(33)
Total other (income)		(29)		(63)		(9)		(33)

NET LOSS		$1,211		$14,404		$16,456		$17,945

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		7,378,815		7,378,815		4,248,815		4,248,815

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC

Statements of Cash Flow

For the Six Months Ended September 30, 2004 and 2003 (unaudited)

  2004

  2003

Cash Flow Used by Operating Activities:

Net loss

$

(14,404)

$

(17,945)

Adjustment to reconcile net loss to net cash

used by operating activities:

Change in:

Accounts payable

                  -

         4,424

Net cash used by operating activities

       (14,404)

     (13,521)

Net change in cash

(14,404)

(13,521)

Cash, beginning

        38,320

       14,316

Cash, ending

$

       23,916

$

          795

The accompanying notes are an integral part of these financial statements.

Bonanza Gold, Inc.

(Unaudited)                                                                                               Notes to Financial Statements

1.

Basis of Presentation:

The financial statements of Bonanza Gold, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information, which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, has been condensed or omitted, Bonanza Gold, Inc. believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2004 included in the Registrant’s filing of Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending March 31, 2005.

2.

Nature of Business and Plan of Operation:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s March 31, 2004 financial statements.  The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

[The balance of this page left intentionally blank.]

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

The objectives of the company are to seek, investigate and, if such investigation warrants, acquire an interest  in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s March 31, 2004, financial statements. The interim financial statements do not contain any adjustments which might be necessary, if the Company is unable to continue as a going concern.

Financial Condition and Liquidity

During the six month period ended September 30, 2004, the Company used $14,404 of cash for operating activities, compared to $13,521 used for operating activities in the second fiscal quarter of 2004. The Company has no recurring revenue from operating activities. As of September 30, 2004, the Company had a cash balance of $23,916 and no accounts payable. Management believes that the company has sufficient cash to meet operating expenses for the next twelve months.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent  evaluation, which  was completed within 90 days of the filing of this Form 10-QSB, the  Company’s  president  and  principal  financial officer believes the  Company’s  disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a -14  and 15d -14)  are  effective  to  ensure that  information required to be disclosed by the  Company in this  report is accumulated  and  communicated to the  Company’s management,  as  appropriate,  to allow  timely decisions  regarding  required disclosure. There were no significant changes in the Company’s internal controls or other factors that could  significantly  affect  these controls subsequent  to the date of their evaluation, and there were no corrective  actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                        HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

NONE

__________________________________________________________________________________

SIGNATURES

__________________________________________________________________________________

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Gold, Inc.

(Registrant)

Robert E. Kistler

                       11/4/04

Robert E Kistler

Date

President, Treasurer, Chief Executive Officer

And Principal Accounting Officer