Form 10QSB
period 2004-12-31
BONANZA GOLD INC
filed 2005-02-14
CIK 13055

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

(Address and zip code of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (509) 238-6613

  Common Stock

None

Title of each class

Name and exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [X]   No   [  ]

At February 6, 2005, 7, 378, 815, shares of the Registrant’s common stock were outstanding.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.     Balance Sheet at December 31, 2004

3

                  Statements of Operations For the Three and Nine Month

                  Periods Ended December 31, 2004 and 2003

4

                  Statements of Cash Flows For the Nine Month Periods

                  Ended December 31, 2004 and 2003

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

9

                    Certifications

10

BONANZA GOLD,  INC.

Balance Sheet

December 31, 2004 (unaudited)

ASSETS

December 31,

     2004

Current asset:

Cash

$

    21,519

Total assets

$

    21,519

STOCKHOLDERS’ EQUITY

Stockholders’ equity:

Common stock, $.001 par value;

200,000,000 shares authorized; 7,378,815 shares

 issued and outstanding

$

7,379

Preferred stock; 10,000,000 authorized

-

Additional paid-in capital

587,523

Accumulated deficit

  (573,383)

Total stockholders’ equity

$

    21,519

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC.

Statements of Operations

For the Three and Nine Months Ended

December 31, 2004 and 2003 (unaudited)

		December 31, 2004				December 31, 2003
		Three Months		Nine Months		Three Months		Nine Months

OPERATING EXPENSES:
Legal and accounting		$1,520		15,750		13,050		19,109
Officer compensation		-		-		10,250		10,250
General and administrative expenses		907		1,144		1,368		1,631
Environmental consulting		-		-		-		5,156
Total operating expenses		2,427		16,894		24,668		36,146

OTHER (INCOME):
Interest income		(30)		(93)		(41)		(74)
Realized loss on equity securities		-		-		7,500		7,500
Total other (income)		(30)		(93)		7,459		7,426

NET LOSS		$2,397		$16,801		$32,127		$43,572

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		7,378,815		7,378,815		4,248,815		5,091,070

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC

Statements of Cash Flows

For the Nine Months Ended December 31, 2004 and 2003 (unaudited)

2004

2003

Cash Flow Used by Operating Activities:

Net loss

$

(16,801)

$

(43,572)

Adjustment to reconcile net loss to net cash

used by operating activities:

Realized loss on equity securities

-

7,500

Common stock issued for services

-

3,250

Equity investment issued as officer compensation

-

2,500

Change in accounts payable

                   -

           (577)

Net cash used by operating activities

        (16,801)

      (30,899)

Cash Flows from Investing Activities:

Issuance of common stock, net of offering costs

                   -

        61,000

Net change in cash

(16,801)

30,101

Cash, beginning of period

         38,320

        14,316

Cash, end of period

$

       21,519

$

      44,417

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

Financial Condition and Liquidity

During the nine month period ended December 31, 2004, the Company used $16,801 of cash for operating activities, compared to $30,899 used for operating activities in the comparable period in 2003. The Company has no recurring revenue from operating activities. As of December 31, 2004, the Company had a cash balance of $21,519 and no accounts payable. Management believes that the Company has sufficient cash to meet operating expenses for the next twelve months.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent  evaluation, which  was completed within 90 days of the filing of this Form 10-QSB, the  Company’s President believes the  Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a -14  and 15d -14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could  significantly affect these controls subsequent  to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                        HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a),

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

The Company filed no reports on 8-K during the period covered by this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Gold, Inc.

(Registrant)

Robert E. Kistler

             2/11/05

Robert E Kistler

Date

President, Treasurer, Chief Executive Officer

And Principal Accounting Officer