Form 10KSB/A
period 2004-03-31
BONANZA GOLD INC
filed 2005-03-30
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A

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

23

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS, COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

23

ITEM 10.

EXECUTIVE COMPENSATION

2 5

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

2 6

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

2 7

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

27

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

28

SIGNATURES

29

CERTIFICATIONS

30

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

Principal Shareholders

The following information sets forth information concerning those of the Company’s principal shareholders who have blank check company experience.

Terrence James Dunne has the following present and past experience with “blind pool” or “shell” type companies (1) New Hilarity Mining Company, which became Orbit E-Commerce after the reverse merger was completed on September 5, 2000.  Prior to the reverse merger with Orbit Canada (the private company), Mr. Dunne was a principal shareholder of New Hilarity.  He purchased stock in New Hilarity for $.025 per share.  After the reverse merger and the reverse split of the common stock, Mr. Dunne owned 249,000 shares.  Mr. Dunne sold all of his shares from October, 2000 to April of 2003.  The current market price of the stock is approximately $.25. Mr. Dunne received no other compensation, directly or indirectly, from the company. (2) Mr. Dunne was a principal shareholder of Gold Bond Resources, Inc. from March of 2000 until the reverse merger was completed in January of 2003.  Mr. Dunne originally owned approximately 1,880,000 shares of common stock for which he paid $.005 per share for 1,795,585 shares and $.10 per share for another 35,000 shares in October of 2001.  The balance of the shares were purchased in the market at an average price of about $.21.  Since December 5, 2002, Mr. Dunne has sold approximately 240,000 shares at prices ranging from $.21 to about $.32.  Currently, the stock is trading at about $1.60 per share after a one for ten reverse stock split.  (3)  Mr. Dunne is a principal shareholder of Royal Pacific Resources, Inc. (formerly Painted Desert Uranium and Oil Company).  Mr. Dunne purchased 2,030,000 (after a reverse stock split of one for six, Mr. Dunne now has 338,334 shares) shares at $.005 per share in January of 2002.  This company is currently listed on the pink sheets at approximately $1.00, but trading is very light. (4) Mr. Dunne is a principal shareholder in Quad Metals Corporation . Mr. Dunne purchased 18,000,000 shares of common stock at $.001 per share in October, 2001.  After a reverse stock split in November 2002 of 1 for 50, Mr. Dunne currently owns 310,000 shares of stock.  On October 1, 2003. Quad Metals closed a share exchange transaction with DataJungleLtd.  DataJungle is a software company that develops and markets web-based enterprise-class business intelligence software solutions that translate business data into interactive tables, charts and maps.  The former shareholders of Quad Metals retained approximately 13% of the company after the share exchange.  Mr. Dunne received no compensation  in connection with the DataJungle transaction.   DataJungle currently trades in the $.60 - $.70 range.  (5) Mr. Dunne is a principal shareholder of Daybreak Mines, Inc. having purchased 3,200,000 shares of common stock in December of 2001 for $.005 per share.Mr. Dunne purchased an additional 150,000 shares of Daybreak stock at $.02 per share in July, 2003.  This represents 18.40% of the outstanding shares of common stock.  (6) Mr. Dunne purchased 931,628 shares of Aberdeen Idaho Mining Company from January of 2002 until April, 2002.  His average price per share is just under $.03 per share.  Prior to an acquisition in May 2004, the company had 9,866,500 shares issued and outstanding.  After the acquisition, there are currently 118,346,350 shares outstanding.  The stock currently has a bid price of $.18 per share.  Mr. Dunne received 400,000 shares of Missouri River Gold and Gem Corp. for services in 2000.  He purchased an additional 100,000 shares of stock in 2001 at $.05 per share.  In March 2004, Missouri River Gold and Gem Corp. merged with a company named Extremetrix, Inc. and there are currently 29,590,325 shares outstanding.  This stock trades currently around $.40 per share.  There is no active market for the Company’s stock. Mr. Dunne has received no compensation directly or indirectly from any of the above companies.  In November and December, 2003, Mr. Dunne purchased a total of 2,400,000 shares of Silver Butte Mining Company at $.01 per share.  The stock currently trades for around $.08 per share, and there are currently 16,413,798 shares outstanding.  Mr. Dunne owns 14.7% of the outstanding shares of common stock of Silver Butte Mining Company.

Robert William O’Brien served as President and a Director of Quad Metals Corporation from 2001 until October, 2003.  Mr. O’Brien is the owner of 18,000,000 shares of Quad Metals, Inc. (18.85%) for which he paid $18,000.  The shares were purchased in September 2001 in private placement pursuant to Rule 506 of Regulation D.  There is a limited public market for the company and the Company’s common stock is currently quoted at $0.51 per share after a 50 for 1 reverse split.  On October 1, 2003, Quad Metals closed a share exchange transaction with DataJungleLtd.  DataJungle is a software company that develops and markets web-based enterprise-class business intelligence software solutions that translate business data into interactive tables, charts and maps.  The former shareholders of Quad Metals retained approximately 13% of the company after the share exchange.  Mr. O’Brien received no compensation for serving as an officer or director of Quad Metals or in connection with the DataJungle transaction.  DataJungle currently trades in the $.60 - $.70 range.  Mr. O’Brien now owns 341,000 shares of DataJungle.  Mr.

O’Brien served as the Secretary and a Director of Orbit E-Commerce, Inc., formerly New Hilarity, Inc.  New Hilarity was incorporated under the laws of the State of Idaho on February 27, 1930 for the primary purpose of exploring and the development of mining properties.  In 1993, the Company became an inactive mining company, and the Company thereupon decided to explore alternative business opportunities.  In April 1999, the Company reorganized under the laws of the State of Nevada and changed its name from Lexington Mining Company to New Hilarity, Inc. and on April 12, 2001 changed its name again to Orbit E-Commerce, Inc.  As of September 8, 2000, and pursuant to an Agreement and Plan of Reorganization dated as of August 3, 2000 by and between OECI and Orbit Canada Inc., an Ontario corporation ("Orbit"), OECI acquired Orbit as a result of which Orbit became a wholly-owned subsidiary of the Company (the "Orbit Transaction").  The Orbit Transaction resulted in a reverse take over, therefore, giving the stockholders of Orbit control of OECI.  In connection with the Orbit Transaction, Mr. O’Brien and the existing Board of Directors of the Company resigned and the directors of Orbit were appointed to the Board of the Company.  Mr. O’Brien received no compensation for serving as an officer or director of the company.  The company is currently traded on the Over the Counter Bulletin Board under the Symbol “OECI”.  Mr. O’Brien served as a Director and Secretary/Treasurer of Gold Bond Resources, Inc. from March 2000, and additionally as the Chief Executive Officer of the company from November 2001, until the acquisition of EnerTeck Chemical Corporation in January 2003.   Mr. O’Brien purchased 395,585 shares at $.005 per share in March of 2000, an additional 1,400,000 shares in October of 2000 at $.005 per share and an additional 35,000 shares at $.10 per share in October of 2001.  In January 2004, Enerteck (“ETCK”) effected a one for ten reverse split of all the outstanding shares of the company.  Mr. O’Brien has approximately 110,000 shares of ETCK that currently trades at about $1.65.  Mr. O’Brien received no compensation in connection as an officer or director of Gold Bond or in connection with the acquisition of EnerTeck Chemical Corporation.  Mr. O’Brien purchased 3.2 million shares of Daybreak Mines, Inc. at $.005 per share in December 2001 and 150,000 shares at $0.02 per share in July, 2003.  Mr. O’Brien has been the Secretary/Treasurer and a Director of Aberdeen Idaho since February 2002.  Mr O’Brien owns 938,295 shares of Aberdeen Idaho.  The stock currently trades at approximately $0.12 per share.  In March 2004, Mr. O’Brien resigned as an officer and director of Aberdeen Idaho.  In June 2004, the company elected to change its name to “MotivNation, Inc.,” stock symbol “MOVN”.

Item 10. Executive Compensation

During the past three years, our officers have received no compensation for services rendered.

Long-Term Compensation

                      Annual Compensation

          Awards

             Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

________________________________________________________________________________________

Robert  E. Kistler

2001

$0-

$0

$0

$0

-0-

$0

$0

  President

2002

$0-

$0

$0

$0

-0-

$0

$0

2003

$0

$0

$0

$0-

-0-

$0

$0

During the fiscal year ended March 31, 2004, Mr. Kistler received $2,750 in cash and 10,000 shares of a privately held company valued at $2,500 for his services as a director. Hobart Teneff, the Company’s vice president and a director, received $2,500 in cash and 100,000 shares of the Company’s common stock valued at $0.025 per share, or $2,500, for his services as a director.

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

Name and Address

Amount and Nature of

Percent

Title of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common Stock

Robert E. Kistler

531,314

    7.20%

          26505 N. Bruce Rd.

Chattaroy, WA 99003-7720

Common Stock

Hobart Teneff

328,950

 4.46%

P.O. Box 30446

Spokane, WA 99223

Common Stock

All directors and officers

860,264

  11.66%

as a group (2 individuals)

Committees of the Board of Directors. The Company does not have Audit or Nominating C ommittee s .. The entire board performs the functions of the A udi t and  N ominating C ommittee s ..  At this time there is no financial expert on the Board.

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

26505 N. Bruce Road

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

Date:  March 29, 2005

By:

/s/ Hobart Teneff

Hobart Teneff, Vice President

and Director

Date:  March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Robert Kistler

Robert Kistler

President, Treasurer and Director

Date:  March 29, 2005

By:

/s/ Hobart Teneff

Hobart Teneff

Vice President and Director

Date: March 29, 2005