Form 10KSB
period 2005-03-31
BONANZA GOLD INC
filed 2005-06-28
CIK 13055

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period	to

BONANZA GOLD, INC.

(Name of small business issuer in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

26505 N. Bruce Rd., Chattaroy, WA	99003-7720
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:  (509) 238-6613

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price of $.14 on June 15, 2005, as reported by the Over the Counter Bulletin Board, was $811,798.

At June 15, 2005, the registrant had 7,378,815 outstanding shares of $0.001 par value common stock.

SEC 2337 (8-04)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

6

ITEM 3.

LEGAL PROCEEDINGS

6

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

6

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

7

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

7

ITEM 7.

FINANCIAL STATEMENTS

11

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

21

ITEM 8A

CONTROLS AND PROCEDURES

21

ITEM 8B

OTHER INFORMATION

22

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

24

ITEM 10.

EXECUTIVE COMPENSATION

24

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

25

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

26

ITEM 13.

EXHIBITS

26

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

26

SIGNATURES

27

CERTIFICATIONS

28

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

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Registered Public Accounting Firm’s Opinion - Going Concern

The Company's financial statements for the years ended March 31, 2005 and March 31, 2004, were audited by the Company's independent certified public accountants, whose report was dated June 15, 2005, and includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

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

Blank Check Company

We are a "blank check" company interested in serving as a vehicle to effect a business combination with a company that we believe has significant growth potential. We have no operating business and very modest capitalization.  There can be no assurance that we will be successful in finding a suitable business combination.

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

There is no preliminary agreement or understanding, existing or under contemplation, by the Company (or any person acting on its behalf) concerning any aspect of the Company’s operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded in the over-the-counter market on the NASD Bulletin Board under the symbol “BOGD”. The following table shows the high ask and low bid prices for the Common Stock for each quarter during the last two fiscal years ended March 31, and the most recent fiscal quarter. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Ask

Low Bid

Year ended 3/31/04

Quarter ended   6/30/03

.035

.035

Quarter ended   9/30/03

.06

.02

Quarter ended 12/31/03

.18

.05

Quarter ended   3/31/04

.15

.10

Year ended 3/31/05

Quarter ended 6/30/04

.10

.10

Quarter ended 9/30/04

.14

.14

Quarter ended 12/31/04

.14

.14

Quarter ended 03/31/05

.14

.14

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain any future earnings to finance its operations.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

The Registrant is a blank check company and as such, intends to seek to acquire the assets or shares of an entity actively engaged in a viable business, in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition.  While we will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. We have no full time employees. Our officers have agreed to allocate a portion of their time to our activities without compensation. Management anticipates that our business plan can be implemented by an officer devoting an aggregate of approximately 5 hours per week to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. In addition, our officers and directors may, in the future, become involved with other companies, which have a business purpose similar to that of ours. As a result, additional conflicts of interest may arise in the future.

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

Item 7.

Financial Statements

DeCoria, Maichel & Teague A PROFESSIONAL SERVICES FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors

Bonanza Gold, Inc.

We have audited the accompanying balance sheets of Bonanza Gold, Inc. (“the Company”) as of March 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Gold, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

June 15, 2005

BONANZA GOLD, INC.

TABLE OF CONTENTS

                                                                                                                                        Page

Balance Sheets, March 31, 2005 and 2004

14

Statements of Operations for the years ended March 31, 2005 and 2004

15

Statements of Changes in Stockholders’ Equity

for the years ended March 31, 2005 and 2004

16

Statements of Cash Flows for the years ended March 31, 2005 and 2004

17

Notes to Financial Statements

18-22

Bonanza Gold, Inc.

Balance Sheets

March 31, 2005 and 2004

ASSETS

	2005	2004

Cash	$18,527	$38,320
Total assets	$18,527	$38,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$818	$-

Stockholders’ equity:
Preferred stock, no par value; 10,000,000
shares authorized, none issued and outstanding
Common stock, $0.001 par value; 200,000,000
shares authorized, 7,378,815 shares issued	7,379	7,379
Additional paid-in capital	587,523	587,523
Accumulated deficit	(577,193)	(556,582)
Total stockholders’ equity	17,709	38,320
Total liabilities and stockholders’ equity	$18,527	$38,320

The accompanying notes are an integral part of these financial statements

Bonanza Gold, Inc.

Statements of Operations

For the years ended March 31, 2005 and 2004

		2005	2004
Operating expenses:
Legal and accounting		$18,661	$23,405
Environmental statement		-	5,156
Officer compensation		-	10,250
General and administrative expenses		2,073	3,474
		20,734	42,285

Other income (expense):
Interest income		123	115
Realized loss on equity securities			(7,500)
Total other income (expense)		123	(7,385)

Net loss		$20,611	$49,670

Net loss per common share	$	Nil	$(0.01)

Weighted average common shares outstanding basic		7,378,815	5,586,820

The accompanying notes are an integral part of these financial statements

Bonanza Gold, Inc.

Statements of Changes in Stockholders’ Equity

For the years ended March 31, 2005 and 2004

      Accumulated

      Other

Discount on

Additional Paid-

Comprehensive

Accumulated

Shares

Amount

Common Stock

in Capital

Income (loss)

Deficit

Total

Balance, March 31, 2003

4,248,815

$

424,881

$

(63,000)

$

168,771

$

(7,500)

$

(506,912)

$

16,240

Realized loss on marketable

7,500

7,500

equity securities

Sale of common stock, net

of issuance costs

3,000,000

3,000

58,000

61,000

Issuance of common stock

for services

130,000

130

3,120

3,250

Change in par value

(420,632)

63,000

357,632

Net loss

      (49,670)

      (49,670)

Balance, March 31, 2004

 7,378,815

       7,379

        -

      587,523

        -

(556,582)

     38,320

Net loss

     (20,611)

     (20,611)

Balance, March 31, 2005

7,378,815

$

       7,379

$

               -

$

      587,523

$

              -

$

  (577,193)

$

     17,709

The accompanying notes are an integral part of these financial statements

Bonanza Gold, Inc.

Statements of Cash Flows

For the years ended March 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,611)	$(49,670)
Adjustments to reconcile net loss to net cash used by operating activities:
Realized loss on equity securities		7,500
Common stock issued for services		3,250
Equity investment issued as officer compensation		2,500
Change in:
Accounts payable	818	(576)
Net cash used by operating activities	(19,793)	(36,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by sale of common stock, net of offering costs		61,000
Net cash provided by investing activities		61,000

NET CHANGE IN CASH	(19,793)	24,004

CASH AT BEGINNING OF YEAR	38,320	14,316

CASH AT END OF YEAR	$18,527	$38,320

The accompanying notes are an integral part of these financial statements

Bonanza Gold, Inc.

Notes to Financial Statements

1.

Description of Business

Bonanza Gold, Inc. (“the Company”) is a Washington corporation that was incorporated April 3, 1961. The Company was organized to explore for, acquire, and develop natural resource properties in the Western United States. Until 1995, the Company was involved in the acquisition and exploration of various mining properties. In 1996 the Company abandoned its remaining mining properties. Since 1996 the Company’s activities have been confined to general and administrative functions.

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

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

Cash and Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents. The Company deposits its cash and cash equivalents in high quality financial institutions.

Bonanza Gold, Inc.

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, Continued:

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities, which are called common stock equivalents.  At March 31, 2005 and 2004, the Company had no outstanding common stock equivalents, and only basic net loss per share is reported for the years then ended.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  Proforma disclosure is no longer an option.  Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

Bonanza Gold, Inc.

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, continued:

In December 2004 the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

3.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has not recorded an income tax provision for the years ended March 31, 2005 and 2004, as it had no taxable income. The Company has net operating loss carryforwards for income tax purposes at March 31, 2005 and 2004, of approximately $340,000 and $320,000, respectively, which will expire in 2025, and associated deferred tax assets of approximately $115,600 and $109,000, respectively. The deferred tax assets have not been reserved for, as management believes it is more likely than not that the deferred tax assets will not be utilized.

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

4.

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

5.

Related Parties

In addition to the related party transactions described in Note 4, the Company had the following related party transactions:

During the fiscal year ended March 31, 2004, Robert Kistler, the Company's president and a director, was reimbursed for $739 in general and administrative expenses he disbursed on behalf of the Company.

Additionally during the fiscal year ended March 31, 2004, Mr. Kistler received $2,750 cash and 10,000 shares of a privately held company valued at $2,500, for his services as an officer and director, and Hobart Teneff, the Company's vice president and a director received $2,500 cash and 100,000 shares of the Company's common stock valued at $0.025 per share or $2,500, for his services as an officer and director (See Note 4).

The Company is also provided certain administrative services and office space by a director for no charge to the Company. The value of these services and office space is immaterial individually and in the aggregate to the Company's financial statements.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

None

ITEM 8A.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2005, and subsequent to the date of this report, we carried out evaluations by the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of April 1, 2005, to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

•

The Company’s corporate accounting for accruing accounts payable do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the Securities & Exchange Commission.  In particular, the Company’s independent registered auditor noted two un-accrued accounts payable that had to be adjusted to our March 31, 2005, financial statements.

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements, as of March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result our evaluation, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes Implemented to Correct Material Weaknesses:

•

We have begun to develop operations checklists relating to management’s accrual of liabilities. The checklists will provide evidentiary support of work performed and reviewed.  We intend to implement these checklists before the end of our first fiscal quarter.

(c)   Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.  Other Information

None

PART III

Item 9.

Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers are as follows:

The following information is provided with respect to each executive officer and director of the Company as of June 15, 2005:

Name	Age	Position(s)	Director Since
Robert E. Kistler	75	President, Treasurer and Director	1975
Hobart Teneff	85	Vice President and Director	1998
Terrence Dunne	56	Director	September 2004

Robert E. Kistler is the President, Treasurer and a Director of the Company. Mr. Kistler has been a director of the Company for more than 29 years and has served as the Company’s President and Treasurer for more than 26 years. From 1985 until December 2003, Mr. Kistler served as President and a director of Painted Desert Uranium and Oil Company, Inc.

Hobart Teneff has served as an Officer (currently Vice President) and Director of the Company since 1998. From 1975 through 1988, Mr. Teneff served as president of Gold Reserve Corporation, and from 1975 through 1994, was also one of its directors. He was president, chief executive officer and a director of Pegasus Gold Inc. from 1976 through 1987 and President of Argo Gold Inc. and Montoro Inc. prior to their being merged into Pegasus in 1980 and 1981, respectively. Since 1999, Mr. Teneff has served as a director and president of Hanover Gold Company, Inc. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

Terrence Dunne has served as a Director of the Company since September 2004.  Mr. Dunne is a business consultant, primarily focused on business acquisitions and corporate reorganizations since 2000.  Mr. Dunne holds a degree in Business Administration and an MBA from Gonzaga University.

Principal Shareholders

The following information sets forth information concerning the Company’s principal shareholders who have “blank check” or “blind pool” company experience:

Terrence Dunne has the following present and past experience with “blank check” or “blind pool” companies

1)

Mr. Dunne was a principal shareholder of New Hilarity Mining Company, which subsequently became Orbit E-Commerce after a reverse merger was completed on September 5, 2000.  As of March 31, 2005, Mr. Dunne’s entire share position had been sold

2)

Mr. Dunne has liquidated his entire share position of Enerteck Corporation, which was formerly Gold Bond Resources.

3)

Mr. Dunne is a principal shareholder of Great American Family Parks, formerly Royal Pacific Resources, Inc. (formerly Painted Desert Uranium and Oil Company).  Mr. Dunne presently owns 338,334 shares of Great American Family Parks.

4)

Mr. Dunne was a principal shareholder in DataJungle Ltd, formerly Quad Metals Corporation. Mr. Dunne currently owns 199,000 shares of DataJungle Ltd.

5)

Mr. Dunne is a principal shareholder of Daybreak Mines, Inc., and presently owns 2,989,000 shares.

6)

Mr. Dunne was a principal shareholder of Motivnation Inc., formerly Aberdeen Idaho Mining.  Mr. Dunne presently owns 931,628 shares of Motivnation, Inc.

7)

Mr. Dunne presently owns 300,000 shares of Entrematrix Corporation, formerly Missouri River Gold and Gem Corp.

8)

Mr. Dunne owns 2,400,000 shares of Silver Butte Mining Company, and is a principal shareholder of the company.

Robert O’Brien has the following present and past experience with “blank check” or “blind pool” companies:

(1)

Robert O’Brien owns 291,000 shares of DataJungle Ltd., formerly Quad Metals Corporation.  DataJungle is a software company that develops and markets web-based enterprise-class business intelligence software solutions that translate business data into interactive tables, charts and maps.

(2)

Mr. O’Brien presently owns no shares of Orbit E-Commerce, Inc., formerly New Hilarity, Inc.  Mr. O’Brien received no compensation for serving as an officer or director of the company.  The company is currently traded on the Over the Counter Bulletin Board under the Symbol “OECI”.

(3)

Mr. O’Brien served as a Director and Secretary/Treasurer of Gold Bond Resources, Inc. from March 2000, and additionally as the Chief Executive Officer of the company from November 2001, until the acquisition of EnerTeck Chemical Corporation in January 2003.   Mr. O’Brien presently owns no shares of Enerteck.  Mr. O’Brien received no compensation in connection as an officer or director of Gold Bond, or in connection with the acquisition of EnerTeck Chemical Corporation.

(4)

Mr. O’Brien has 3,155,000 shares of Daybreak Mining, Inc., and is presently a principal shareholder of Daybreak.

(5)

 Mr. O’Brien owns 938,295 shares of MotivNation, Inc., stock symbol “MOVNE, and served as the Secretary/Treasurer and a Director of Aberdeen Idaho since 2002, until the merger with MotivNation in 2004, at which time Mr. O’Brien resigned as an officer and director of Aberdeen Idaho.  In June 2004, the company elected to change its name to “MotivNation.”.

Item 10. Executive Compensation

During the past three years, our officers have received no compensation for services rendered.

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Other

Restricted

Securities

Name and

Annual

Stock

Underlying

LTIP

All Other

Principal

Fiscal

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

Year

 ($)

 ($)

 ($)

    ($)

SARs(#)

($)

  ($)

Robert  E. Kistler

2003

$0-

$0

$0

$0

-0-

$0

$0

  President

2004

$0-

$0

$0

$0

-0-

$0

$0

2005

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth information regarding any non-management person known to the Company to be the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act) of more than five percent of any class of the Company’s voting securities. The percentages were derived based on 7,378,815 shares of common stock issued and outstanding at June 10, 2005.

Title

Name and Address

Amount and Nature of

Percent

of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common Stock

Rockne J. Timm

692,500

9.38%

926 W, Sprague Ave., Ste. 216

Spokane, WA 99201

Common Stock

A. Douglas Belanger

601,250

8.15%

926 W. Sprague Ave. Ste. 216

Spokane, WA 99201

Common Stock

Robert W. O’Brien

400,000

5.42%

1511 S. Riegel Ct.

Spokane, WA 99212

(b) Security Ownership of Management.

The following table sets forth certain information regarding the number and percentage of shares of Common Stock of the Company beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group. The percentages are derived based on 7,378,815 shares of common stock issued and outstanding at June 15, 2005.

Name and Address

Amount and Nature of

Percent

Title of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common Stock

Robert E. Kistler

531,314

    7.20%

26505 N. Bruce Rd.

Chattaroy, WA 99003-7720

Common Stock

Hobart Teneff

328,950

 4.46%

P.O. Box 30446

Spokane, WA 99223

Common Stock

Terrence Dunne

720,000

9.76%

601 W. Main Ave., Ste. 1017

Spokane, WA 99201

Common Stock

All directors and officers

1,580,264

  21.42%

as a group (3 individuals)

Committees of the Board of Directors. The Company does not have Audit or Nominating Committees. The entire board performs the functions of the Audit and  Nominating Committees.  Due to financial considerations, at this time there is no financial expert on the Board.

Compliance with Section 16(a) of the Exchange Act. The corporate officers and directors have timely filed reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934.

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

Item 12. Certain Relationships and Related Transactions

No related party transaction amounts exceeded $60,000 during the last two fiscal years of the Company.

Item 13.  Exhibits

(a)

The following Exhibits are filed with this report:

31.1	Certification, Robert Kistler
32.1	Section 1350 Certification – Robert Kistler

Item 14.  Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2004 and 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and reviews of interim financial statements contained in our Form 10SB registration statement (during the fiscal year ended March 31, 2004) and our Forms 10-KSBs for the fiscal years ended March 31, 2005 and 2004, and the reviews of the related interim financial statements, were $12,975 and $11,315, respectively.

Audit Related Fees, Tax Fees, All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.