Form 10QSB
period 2005-06-30
BONANZA GOLD INC
filed 2005-08-15
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes [X]  No [  ]

At August 2, 2005, 7, 378, 815, shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I

            PAGE

ITEM 1.

Balance Sheet at June 30, 2005

3

Statements of Operations For the Three Month

 Periods Ended June 30, 2005 and 2004

4

 Statements of Cash Flows For the Three Month Periods

Ended June 30, 2005 and 2004

5

Notes to Financial Statements

6

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and

                   Plan of Operation

7

ITEM 3.     Controls and Procedures

7

PART II

ITEM 1.      Legal Proceedings

8

ITEM 2.      Changes in Securities

8

ITEM 3.      Defaults Upon Senior Securities

8

ITEM 4.      Submission of Matters to a Vote of Security Holders

8

ITEM 5.      Other Information

8

ITEM 6.      Exhibits

8

                    Signatures

9

                    Certifications

10

BONANZA GOLD,  INC.

Balance Sheet at June 30, 2005 (unaudited)

ASSETS

2005

Current assets:

Cash

$

    13,546

Total assets

$

    13,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

      7,135

Total liabilities

       7,135

Stockholders’ equity:

Common stock, $.001 par value;

200,000,000 shares authorized; 7,378,815 shares

 issued and outstanding

7,379

Preferred stock; 10,000,000 authorized

-

Additional paid-in capital

587,523

Accumulated deficit

   (588,491)

Total stockholders’ equity

        6,411

Total liabilities and stockholders’ equity

$

    13,546

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC.

Statements of Operations

For the Three Months Ended June 30, 2005 and 2004 (unaudited)

2005

2004

Operating expenses:

Legal and accounting

$

11,135

$

13,030

General and administrative

        190

            197

Total operating expenses

    11,325

       13,227

Other income:

Interest

           27

              34

Total other income

           27

             34

Net loss

$

  (11,298)

$

    (13,193)

Net loss per share-basic

$

          Nil

 $

          Nil

Weighted average common shares outstanding

7,378,815

  7,378,815

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC

Statements of Cash Flows

For the Three Months Ended June 30, 2005 and 2004 (unaudited)

2005

2004

Cash flows from operating activities:

Net loss

$

(11,298)

$

(13,193)

Adjustment to reconcile net loss to net cash

used by operating activities:

Change in:

Accounts payable

         6,317

        6,675

Net cash used by operating activities

         (4,981)

       (6,518)

Net change in cash

(4,981)

(6,518)

Cash, beginning of period

        18,527

       38,320

Cash, ending of period

$

       13,546

$

     31,802

The accompanying notes are an integral part of these financial statements.

Bonanza Gold, Inc.

Notes to Financial Statements

1.

Basis of Presentation:

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending March 31, 2006.

These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2005, included in the registrant’s Annual Report on Form 10-KSB.

2.

Nature of Business and Plan of Operation:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s March 31, 2005 financial statements.  The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

[The balance of this page left intentionally blank.]

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND PLAN OF OPERATION

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

Plan of Operation

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest  in business opportunities presented to it by persons or firms who or which desired to seek the perceived advantages of a publicly registered corporation. The company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s March 31, 2005, financial statements. The interim financial statements do not contain any adjustments which might be necessary, if the Company is unable to continue as a going concern.

Financial Condition and Liquidity

During the three month period ended June 30, 2005, the Company used $4,981 of cash for operating activities, compared to $6,518 used for operating activities in the first fiscal quarter of 2005. The Company has no recurring revenue from operating activities. As of June 30, 2005, the Company had a cash balance of $13,546 and accounts payable of $7,135. Management believes that the Company will have to raise additional funds to meet operating expenses for the remainder of the fiscal year ended March 31, 2006.

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was performed by the Company's principal executive officer (also its principal financial officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. And on that evaluation, the Company's principal executive officer concluded that disclosure controls and procedures were effective as of June 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

During the preparation of the Company’s financial statements, as of March 31, 2005, the Company concluded that the system of disclosure controls and procedures was not effective because of internal control weaknesses surrounding accruing accounts payable. As a result, the Company initiated a change in internal control during the quarter ended June 30, 2005 to ensure payables are properly recognized.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Gold, Inc.

(Registrant)

By:  /s/  Robert Kistler

August 12, 2005

Robert Kistler

Date

President, Treasurer, and Director