Form 10QSB
period 2005-09-30
BONANZA GOLD INC
filed 2005-11-04
CIK 13055

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2005

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

BONANZA GOLD, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

WASHINGTON	000-50603	91-0745418
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

26505 N. Bruce Road, Chattaroy, Washington	99003-7720
(Address of principal executive offices)	(Zip Code)

(509) 238-6613

(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

At October 20, 2005, 7, 378, 815, shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Balance Sheet at September 30, 2005

3

Statements of Operations For the Three and Six Month

Periods Ended September 30, 2005 and 2004

4

Statements of Cash Flows For the Six Month Periods

Ended September 30, 2005 and 2004

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.

Legal Proceedings

8

ITEM 2.

Changes in Securities

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits

8

Signatures

9

Certifications

10

BONANZA GOLD, INC. Balance Sheet at September 30, 2005 (unaudited)

ASSETS
Current assets:
Cash	$4,513

Total assets	$4,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-

Stockholders’ equity:
Common stock, $.001 par value;
200,000,000 shares authorized; 7,378,815 shares
issued and outstanding	7,379
Preferred stock; 10,000,000 authorized	-

Additional paid-in capital	587,523
Accumulated deficit	(590,389)
Total stockholders’ equity	4,513

Total liabilities and stockholders’ equity	$4,513

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC. Statements of Operations For the Three and Six Month Periods Ended September 30, 2005 and 2004 (unaudited)
		September 30, 2005				September 30, 2004
		Three Months		Six Months		Three Months		Six Months

OPERATING EXPENSES:
Legal and accounting		$1,375		$12,510		$1,200		$14,230
General and administrative expenses		531		721		40		237
Total operating expenses		1,906		13,231		1,240		14,467

OTHER (INCOME):
Interest income		(9)		(36)		(29)		(63)
Total other (income)		(9)		(36)		(29)		(63)

NET LOSS		$1,897		$13,195		$1,211		$14,404

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		7,378,815		7,378,815		7,378,815		7,378,815

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC Statements of Cash Flows For the Six Months Periods Ended September 30, 2005 and 2004 (unaudited)
	2005	2005

Cash flows from operating activities:
Net loss	$(13,195)	$(14,404)
Adjustment to reconcile net loss to net cash
used by operating activities:
Change in:
Accounts payable	(819)	-
Net cash used by operating activities	(14,014)	(14,404)

Net change in cash	(14,014)	(14,404)

Cash, beginning of period	18,527	38,320
Cash, end of period	$4,513	$23,916

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest  in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as expressed by the Company’s independent accountants in their report on the Company’s March 31, 2005, financial statements. The interim financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Financial Condition and Liquidity

During the six month period ended September 30, 2005, the Company used $14,014 of cash for operating activities, compared to $14,404 used for operating activities for the six month period ended September 30, 2004. The Company has no recurring revenue from operating activities. As of September 30, 2005, the Company had a cash balance of $4,513 and no accounts payable. Management believes that the Company will have to raise additional funds to meet operating expenses for the next twelve months.

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was performed by the Company's principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. And on that evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of September 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005, that will materially affect, or is likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS

Exhibit 31

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Gold, Inc.

(Registrant)

By:  /s/  Robert E. Kistler

November 4, 2005

Robert Kistler

Date

President, Treasurer, and Director