Form 10QSB
period 2005-12-31
BONANZA GOLD INC
filed 2006-01-30
CIK 13055

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended December 31, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 16, 2006, 7, 378, 815, shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

            PAGE

ITEM 1.

Balance Sheet at December 31, 2005

3

Statements of Operations For the Three and Nine Month

Periods Ended December 31, 2005 and 2004

4

Statements of Cash Flows For the Nine Month Periods

Ended December 31, 2005 and 2004

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.

Legal Proceedings

8

ITEM 2.

Changes in Securities

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits

8

Signatures

9

Certifications

10

BONANZA GOLD,  INC.

Balance Sheet at December 31, 2005 (unaudited)

ASSETS

Current assets:

Cash

$

      3,014

Total assets

$

      3,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

             -

Stockholders’ equity:

Common stock, $.001 par value;

200,000,000 shares authorized; 7,378,815 shares

 issued and outstanding

7,379

Preferred stock; 10,000,000 authorized

-

Additional paid-in capital

587,523

Accumulated deficit

   (591,888)

Total stockholders’ equity

        3,014

Total liabilities and stockholders’ equity

$

      3,014

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC.

Statements of Operations

For the Three and Nine Month Periods Ended

December 31, 2005 and 2004 (unaudited)

		December 31, 2005				December 31, 2004
		Three Months		Nine Months		Three Months		Nine Months

OPERATING EXPENSES:
Legal and accounting		$1,503		$14,013		$1,520		$15,750
General and administrative expenses				721		907		1,144
Total operating expenses		1,503		14,734		2,427		16,894

OTHER (INCOME):
Interest income		(4)		(40)		(30)		(93)
Total other (income)		(4)		(40)		(30)		(93)

NET LOSS		$1,499		$14,694		$2,397		$16,801

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		7,378,815		7,378,815		7,378,815		7,378,815

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD, INC

Statements of Cash Flows

For the Nine Months Periods Ended

December 31, 2005 and 2004 (unaudited)

2005

2004

Cash flows from operating activities:

Net loss

$

(14,694)

$

(16,801)

Change in:

Accounts payable

             (819)

                -

Net cash used by operating activities

        (15,513)

(16,801)

Net change in cash

(15,513)

(16,801)

Cash, beginning of period

         18,527

       38,320

Cash, end of period

$

         3,014

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

Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  There were no common stock equivalents as of December 31, 2005.

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

Financial Condition and Liquidity

During the nine month period ended December 31, 2005, the Company used $15,513 of cash for operating activities, compared to $16,801 used for operating activities for the nine month period ended December 31, 2004. The Company has no recurring revenue from operating activities. As of December 31, 2005, the Company had a cash balance of $3,014 and no accounts payable. Management believes that the Company will have to raise additional funds to meet operating expenses for the next twelve months.

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was performed by the Company's principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. And on that evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of December 31, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005, that will materially affect, or is likely to materially affect, the Company’s internal controls over financial reporting.

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

 January 18, 2006

Robert Kistler

Date

President, Treasurer, and Director

9