Form 10KSB
period 2006-03-31
LEFT BEHIND GAMES, INC.
filed 2006-07-11
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2006

LEFT BEHIND GAMES INC.

--------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
25060 Hancock Avenue Suite 103 Box 110
Murrieta, California 92562
(Address of principal executive offices)

(951) 894-6597
(Registrant’s Telephone Number)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-common voting equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 27, 2006 was: $48,313,898.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of June 27, 2006 was 16,132,025 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

		Page
PART I

Item 1.	Description of Business	4

Item 2.	Description of Property	20

Item 3.	Legal Proceedings	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
	Issuer Purchases of Equity Securities	20

Item 6.	Management’s Discussion and Analysis or Plan of Operation	27

Item 7.	Financial Statements	30

Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	31

Item 8A.	Controls and Procedures	31

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	31

Item 10.	Executive Compensation	33

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	35

Item 12.	Certain Relationships and Related Transactions	37

Item 13.	Exhibits	38

Item 14.	Principal Accountant Fees and Services	39

SIGNATURES		40

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

☐	continued development of our technology;

☐	dependence on key personnel;

☐	competitive factors;

☐	the operation of our business; and

☐	general economic conditions.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Left Behind Games Inc., a Washington corporation, formerly known as Bonanza Gold, Inc., doing business through its subsidiary Left Behind Games Inc., a Delaware corporation is in the business of developing and publishing video game products based upon the popular Left Behind series of novels. Pursuant to a share exchange agreement closed on February 7, 2006, we became a subsidiary of Left Behind Games Inc. Washington. As a result of the share exchange agreement, our shareholders took majority control of Left Behind Games Inc. Washington and our management became the management of Left Behind Games Inc. Washington.

We are an early stage company founded to develop and publish video game products based upon the popular Left Behind series of novels. We have the exclusive world-wide rights to the Left Behind book series and brand, for the purpose of making video games. Left Behind novels and products are based upon fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil, which are very action oriented and supremely suitable for an engaging series of video games. Left Behind’s series of books has sold more than 63 million copies. Left Behind branded products have generated more than $500 million at retail for the Left Behind book series. Left Behind has also become a recognized brand name by more than 1/3 of Americans. Our management believes that Left Behind products have experienced financial success, including the novels, children's books, graphic novels (comic books), movies, and music. Our interest in the Left Behind brand is limited to our sublicense to make video games. We have no interest in, nor do we profit from any other Left Behind brand.

Our rights to use the Left Behind brand to make video games is based solely on our sublicense with White Beacon which entitles us to all of its rights and obligations under its license with the publisher of the Left Behind book series. White Beacon’s exclusive worldwide license from the publisher of the Left Behind book series grants it, and us through our sublicense, the rights to develop, manufacture, market and distribute video game products based on the Left Behind series.

We have assembled a team of individuals experienced in the video game industry to develop and market video games based upon the Left Behind series that offers a challenging and positive oriented alternative to video games with gratuitous sex and violence currently marketed.

Market Industry Overview

The Computer And Video Game Industry. According to the Entertainment Software Association (“ESA”), the modern-day video game industry took form in 1985 with the release of the 8-bit Nintendo System ("NES"). Following upon the heels of Nintendo’s introduction of the NES, Sega Enterprises Ltd. released its 16-bit “Genesis” system, which, in turn, was followed by Nintendo’s introduction of the “Super NES.” The early 1990s led to a rise in the PC game business with the introduction of CD-ROMs, with decreases in prices for multimedia PCs, and the introduction of high-level 3D graphics cards. In 1995-1996, consumers reacted positively to the release of the Sony PlayStation and Nintendo 64 and ushered in a new generation of video game consoles. Since 1996, computer and video game sales have seen a steady increase.

According to ESA, in 1999 and 2000, the computer and video game industry reached new heights with the introduction of new video game consoles that allowed users to play games, as well as watch DVDs and listen to audio CDs. According to ESA, the video game business experienced strong growth, in spite of the economic recession after the turn of the century.

According to the NPD Group, a provider of consumer and retail information based in Port Washington New York, annual 2005 U.S. retail sales of video games, which includes console and portable hardware, software and accessories (but not PC), saw sales of over $10.5 billion. This represents a six percent increase over the $9.9 billion generated in 2004 and it exceeds the previous industry record of $10.3 billion from 2002.

Sales growth in the game software industry is more than double the growth rate of the U.S. economy as a whole, according to a study of the U.S. Government Census and other economic data, as reported in an ESA report. Analysts predict that more money will be spent again this year on interactive software than at the box office.

Internet, On-line and wireless Video Games. The Internet has spawned the phenomenon of multiplayer on-line gaming, which we believe will increase with the emergence of broadband capabilities, in addition to new wireless mobile phone platforms. With advances in broadband technology and the ever increasing use of the Internet, the computer and video game industry has witnessed substantial growth in the development of games that can be played over the Internet, thereby opening up another market as well as other revenue models. Organizations have been placing their games on the Internet for consumer consumption either for the purpose of expanding their markets or as a way for companies not in the traditional video game industry to gain entrance. It is our intent, once the initial products have been published, established, and shown to be financially successful, to expand into these new markets.

According to an October 15, 2002 article by Reuters, Sony, the world's largest audio-visual electronics maker joined the Internet video gaming industry when it launched EverQuest in March 1999 in the United States. EverQuest, a multi-player on-line game, involves a detailed, three-dimensional world where thousands of players can simultaneously participate in battles or quests hold conversations or meet with friends. Currently, Sony has more than 500,000 subscribers paying up to $13 per month to play this game on-line. Sony is planning to launch versions of its on-line EverQuest game in Japan, China and other countries. Electronic Arts, Microsoft, LucasArts and others have also expanded their video game business onto the Internet.

        A leading provider of technology intelligence, IDC industry analysis and market data, projects that the number of households with access to on-line video games will rise at a rate of over 25% in the coming few years with U.S. revenue to rise to over $1.8 billion in 2006. According to Reuters, this increase is expected to continue.

At our request, in June 2004, the publisher of the Left Behind book series distributed a 20 question survey for the purpose of helping us to understand the demographic link between Left Behind readership and potential purchasers of such branded video games. More than 3,500 responses were received. Of those responding, 72% classified themselves as players of video games, and 92% said they would consider buying a Left Behind video game for themselves or a family member.

Sales and usage of video games, although targeted to predominately younger markets, are not exclusive to this marketplace. As technology evolves and game quality improves, the sale of hardware is shifting to middle-aged and older audiences. The demographics of the interactive industry continue to change as players who have grown up with games are now buying them as adults, as well as for their children.

According to a Peter D. Hart Research Associates study, 75% of American heads-of-household play computer & video games, 39% of computer gamers are over the age of 35 and the average game player is 30 years old, 19% are age 50 or older, and 43% are women.

The study also found the typical game purchaser is 37 years old, and adult gamers have been playing for an average of 12 years. Further data shows just 35% of gamers are under the age of 18, while 43% are 18-49. Interestingly, women age 18+ constitute a greater portion of the game playing population (28%) than boys 6-17 (21%)

The same survey illustrated an average adult male plays games 7.6 hours per week, with the average adult female closing the historical gender gap at 7.4 hours per week.

ESA indicates that the popularity of computer and video games rivals baseball and amusement parks. According to ESA, three times as many Americans (approximately 145 million) played computer and video games as went to the top five U.S. amusement parks and twice as many as attended major league baseball games. A poll by ESA of 1,600 households ranked computer and video games number one as their most enjoyable activity.

Consistent with past years' numbers, announced by the ESA and annually compiled by the NPD Group, the majority of games that sold were rated "E" for "Everyone" (53%), followed by "Teen" (T) rated games (30%) and by "Mature" (M) rated games (16%). In 2002 E-rated games accounted for 55.7% of games sold, T-rated games 27.6% and M-rated games made up 13.2% of games sold.

According to ESA, all interactive games are rated by the Entertainment Software Rating Board ("ESRB"), a self-regulatory unit of ESA. The ESRB rating system is the benchmark rating system for software for all interactive platforms. The ESRB uses the following key elements to evaluate and rate software products: violence, sexual content, language, and early childhood development skills. Over 70% of games are rated "E" for everyone (appropriate for ages 6 and up).

The first step in creating a successful video game product launch is to create a good game concept, ideally based upon a brand name with consumer awareness. Confirmation of the quality of the game is often provided by industry trade publications. As in comparable industries, previews and reviews can provide significant information regarding marketing viability prior to the completion of development and commercial release, enabling companies to more effectively manage development, marketing expenses and potential inventory risks.

Once the product is completed and approved by the appropriate platform licensor, inventory is purchased from the major interactive platform manufacturers (e.g., Sony, Microsoft, and Nintendo) and distributed to independent distributors, retail outlets and other resellers.

Based on the popularity and success of the Left Behind Series with all ages, we believe that the Left Behind Brand is uniquely positioned for success in the interactive video game marketplace. Recent interactive game market studies reveal a rapidly growing market comprised of people from all ages and cultures. Based on statements by the president of the ESA, we believes that the last few years and the next several years are watershed years for interactive products. “Leading analysts forecast that video and computer game software sales alone will soon surpass $10 billion, and that the next generation of video game consoles may achieve household penetration rates approaching 70%, making them nearly as commonplace in American homes as video cassette recorders."

Sales continue to grow - a record 12 games sold more than one million units in 2004, with 9 of these 12 being rated “E” or “T”, and 52 console games sold more than 500,000 units. Additionally, 55% of the 2004 Top 20 selling computer games by units sold were Teen (11/20) with 25% Mature (5) and 20% rated Everyone (4). The Top 20 selling console games were rated 55% as Everyone (11) followed by 25% Mature (5) and 20% Teen (4). The NPD Group has announced it will be updating how PC Games in particular will be reported, to more accurately assess the impact of subscription-based online games (MMOs) as well as the industry impact from digital distribution.

        NPD’s 2005 study found 42% of most frequent gamers play online, with 56% being male and 44% being female. A full 34% of heads of households play games on a wireless device such as a cell phone or PDA reflecting a substantial increase from 20% in 2002.

Video Game Software And Hardware Industries. According to Michael Pachter, Interactive Entertainment Research Analyst for Wedbush Morgan, "The most successful publishers are those who build diverse libraries of branded games that produce sequels and recurring revenue streams.  With a base-load of steady, sequel-driven revenues, publishers have better visibility into their future performance, which leads to better planning and investment.  A less-volatile revenue and earnings model also leads to more confidence from Wall Street and higher public valuations".

While the media and politicians focused on Mature-rated video games in 2003, new data reveals that the percentage of M-rated games sold last year actually declined while the number of Teen-rated games sold rose, according to ESA, the U.S. association representing computer and video game software publishers. The data shows that combined sales for computer and video games exceeded $7 billion for the first time ever, and that a record number of console video games sold more than 500,000 and one million units.

In his 2005 E3 commencement speech, Doug Lowenstein said, “The (video game) industry needs to continue broadening its audience and creating more games with mass-market appeal. Though videogames have been around for 30 years, their penetration remains below that of film and television, he pointed out, asking, “What do they have that we don’t?” That missing element, he said, is content with mass-market appeal at mass-market prices. “There is powerful market-expanding potential for making games for audiences that we are less accustomed to,” Lowenstein said. As an example, he said that the film The Passion of the Christ had a record-breaking $612 million in box-office revenue, thus revealing something Hollywood was missing—the religious content was of interest to a big audience that doesn’t normally go to movies.

Overall, 2003 U.S. sales of console games totaled $5.8 billion (186.4 million units) while computer games accounted for $1.2 billion (52.8 million units) in sales. Total game software sales in 2002 were $6.9 billion, with console games bringing in $5.5 billion in sales and computer games accounting for $1.4 billion. (Note: The numbers released by the ESA today do not include sales of game hardware or accessories.) A record nine console games sold more than one million units, and all were rated E or T. Thirty-nine console games sold more than 500,000 units and 83 exceeded the 250,000 unit barrier. Comparable numbers for 2002 were six, 33, and 73, respectively.

"The future strength and promise of interactive entertainment comes across loud and clear when we note that ours was the only entertainment industry to continue to grow in 2003," added Lowenstein. According to numbers compiled by the NPD Group, total game software sales in 2003 grew while both the movie and music industries reported losses compared with 2002 sales according to estimates made by Exhibitor Relations and Nielsen SoundScan, respectively.

        According to 2004 NPD study data, console game players most often purchased action 30.1%, sports 17.8%, and shooters 9.6%, followed by children/family 9.5%, racing 9.4%, role-playing 9.0% and fighting games at 5.4%.

Computer gamers, however, most often purchase strategy 26.9%, family & children 20.3%, and shooter games 16.3%, followed by role-playing games 10%, adventure 5.9%, sports 5.4% and action games with 3.9%. Our games target both the strategy and family markets. Based upon Wedbush Morgan Securities’ research, every game in the top ten of 2002 independently generated more than a hundred million dollars ($100,000,000).

Products

Left Behind Video Games. Our mission is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and Christian audiences, while remaining committed to increasing shareholder value and pursuing the highest standards of integrity and professionalism in all business affairs.

In order to accomplish these goals, our staff and advisory board have extensive experience and relationships with professionals from the video game industry, including producers, directors, artists, programmers, musicians and others. Collectively, our management is experienced in the techniques that are essential to today's interactive games, including video, photography, motion capture, 3D face and body rendering, programming technologies, computer graphics, stereo sound effects and music production.

Based upon the success of the children’s book series, in addition to the success of the Graphic Novels by DC Comics, our management believes these games will appeal to people of all ages through their intriguing and exciting stories which provide excellent storylines for adaptation to video games for children and adults alike.

We intend to develop games so as to include the same types of elements that have made interactive games popular for years and yet offer an alternative to the sexual themes and gratuitous violence currently found in many games. We plan to make all games visually and kinetically appealing and anticipate the games will be classified as both action and adventure and will receive either an "E" rating (appropriate for ages 6 and up) or a "T" rating (appropriate for ages 13 and up).

Marketing

We have commenced development of our first high quality video game and other associated products based upon the Left Behind trademark.  We expect to release the first completed game in October 2006.

We are exploring various avenues for promoting and marketing its products, including print advertising and broadcast media, trade shows, as well as the Internet. We anticipate that the Internet will become a cost effective method for developing brand awareness and promoting our products.

Interactive software publishers use various strategies to differentiate themselves and build competitive advantages within the industry such as Platform Focus, internal vs. external development, third party distribution, International Sales and Game Genre Focus. According to Michael Pachter of Wedbush Morgan, "Deciding which platforms to publish games for is one of the most important decisions a publisher faces. Different game platforms require varying development costs, time to market, gross margins, and marketing budgets.” Accordingly, we will focus, during the first year, on the PC/Multi-player version of the game. This strategy will allow us to focus on the development of its first game, without the required processes posed by licensors Sony, Microsoft and Nintendo. We intend to release console and portable games into the marketplace in the second and/or third year.

As the first order of development business, we have developed a technology demonstration using internally developed 3D engine technologies. These have been made in association with former employees of the chief executive officer and an overseas group located in Eastern Europe. At present, our first product is in beta stage of development which means that it is approximately 70% completed.

The game is designed to support two game modes, Storyline and Game World Modes. In Storyline mode, gamers will have the opportunity to interact within events from the novels. In Game World mode, gamers will compete and fight for territory in an effort to defeat all opponents. The gamers' goal will be to fight against the Global Community (commanded by the Anti-Christ) with Tribulation Forces. In One Player game mode, all opponents will be computer generated. However, in Multi-player mode, gamers online will compete against each other. Although we are not focused on the development of an MMOG (Massive Multi-player Online Game), at some point in the future, our game could migrate to the MMOG platform without any major change in game play, storylines and structure.

Proprietary Rights

Our future success and ability to compete are dependent, in part, upon its proprietary technology. We rely on patent, trade secret, trademark and copyright law to protect its intellectual property. We cannot be sure that any patents will be issued pursuant to future patent applications or that patents issued to us will not be invalidated, circumvented, challenged or licensed to others. In addition, we cannot be sure that the rights granted under any such patents will provide us with competitive advantages or that any patents issued to us will be adequate to stop unauthorized third parties from copying its technology, designing around its patents or otherwise obtaining and using its products, designs or other information. In addition, we cannot be sure that others will not develop technologies that are similar or superior to its technology. Furthermore, our management believes that factors such as the technological and creative skills of its personnel, new product developments, product enhancements and marketing activities are just as essential as the legal protection of proprietary rights to establishing and maintaining a competitive position.

       In addition to patent protection, we rely on unpatented trade secrets and know-how and proprietary technological innovation and expertise, all of which are protected in part by confidentiality and invention assignment agreements with its employees and consultants, and, whenever possible, its suppliers. We cannot make any assurances that these agreements will not be breached, that it will have adequate remedies for any breach, or that its unpatented proprietary intellectual property will not otherwise become known or independently discovered by competitors. We also cannot make any assurances that persons not bound by an invention assignment agreement will not develop relevant inventions.

Many participants in the computer software and game market have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. We cannot be sure that future claims will be resolved on favorable terms, and failure to resolve such claims on favorable terms could result in a material adverse effect on our business, financial condition and results of operations. We expect that companies will increasingly be subject to infringement claims as the number of products and competitors in this industry segment grows and the functionality of products in different industry segments overlaps. Responding to such claims, regardless of merit, could cause product shipment delays or require us to enter into royalty or licensing arrangements to settle such claims. Any such claims could also lead to time-consuming, protracted and costly litigation, which would require significant expenditures of time, capital and other resources by our management. Moreover, we cannot be sure that any necessary royalty or licensing agreement will be available or that, if available, such agreement could be obtained on commercially reasonable terms.

The Left Behind License. On October 11, 2002, the publisher of the Left Behind book series granted White Beacon an exclusive worldwide license to use the copyrights and trademarks relating to the storyline and content of the books in the Left Behind series of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet. White Beacon is owned by Troy A. Lyndon, our chief executive officer and Jeffrey S. Frichner, our president. Messrs. Lyndon and Frichner are members of our board of directors. White Beacon has sublicensed its Left Behind book series license in its entirety to us, with the written approval of the publisher of the Left Behind book.

       The license requires us to pay the royalties based on the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems, and a smaller percentage of the gross receipts on other console game platform systems. According to the license agreement, we are required to guarantee a minimum royalty during the initial four-year term of the license, of which we have already paid over one third of the minimum royalty, which is considered an advance against future payable royalties. This advance will be set off as a credit against all monies owed subsequently under the license.

The Left Behind Games Sublicense. White Beacon has granted us a sublicense of all of its rights and obligations under its license with the publisher of the Left Behind book series. In consideration for receiving the sublicense, we have issued to White Beacon 5,850,000 shares of its common stock (which shares have been reduced to 3,496,589 pursuant to our reverse split on February 2006).

Pursuant to the terms and conditions of the sublicense, we are required to comply with all terms, conditions and obligations of the original license with the publisher of the Left Behind book series. This sublicense is a pass-through to us of the identical, original license with no attachments.

Distribution

North American Market. On December 29, 2005 our first game went on pre-sale through 3,500 retail locations nationwide. Called the Sneak Peak Pack, gamers get access to special key codes and a DVD featuring the official trailer of the game. We anticipate distributing this product at the traditional locations where North American video gamers go to purchase and/or rent their video games in the next 12 months. Retail outlets where we intend to distribute our products include Wal-Mart®, Toys R Us®, Kmart®, Best Buy®, Circuit City®, GameStop®, EB Games®, Blockbuster®, and Target® along with other national and regional retailers, discount store chains and specialty retailers. We plan to access these U.S. retailers using a group of independent sales representative companies who solicit orders from traditional retailers. We also plan to pursue distribution agreements with companies with strong relationships with retailers who can support its sales and marketing efforts.

International Market. We plan to undertake international distribution by building relationships with game publishers in countries comprising the principal markets, most notably in Europe, Asia and other territories. As such, we plan to pursue international agreements for various geographic regions most beneficial to it.

The Inspirational Bookseller Market. We anticipate that the Christian Bookseller Association (CBA) and related sales channels represent additional sell-through opportunities for the Left Behind Series brand. Left Behind books were originally sold exclusively through CBA retailers, until gaining mainstream acceptance and tremendous financial success in other distribution venues. Veggie Tales by Big Idea Productions, which has sold millions of videos, also released products to the CBA market before gaining mainstream acceptance. This distribution channel includes thousands of retail outlets and is an anticipated marketplace for our products.

Competition

Our competitors include established media development companies. Many of our current and potential competitors have longer operating histories and financial, sales, marketing and other resources substantially greater than those that we possess. As a result, our competitors may be able to adapt more quickly to changes in the media market or to devote greater resources than we can to the sales of our media projects.

The video game industry is intensely competitive and new video game products and platforms are regularly introduced. We will compete primarily with other creators of video games for personal computers and game consoles. We will also compete with other forms of entertainment and leisure activities. Significant third party software competitors currently include, among others: Activision, Atari, Capcom, Electronic Arts, Konami, Namco, Midway, Take-Two, THQ, and Vivendi.

In addition, integrated video game console hardware and software companies such as Sony Computer Entertainment, Nintendo Co. Ltd. and Microsoft Corporation will compete directly with us in the development of software titles for their respective platforms.

Our competitors vary in size from small companies to very large corporations, with far longer operating histories, and significantly greater financial, marketing and product development resources than we have. Due to these greater resources, certain of our competitors will be able to undertake more extensive marketing and promotional campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable products, and devote substantially more money to game development than we can. We believe that the main competitive factors in the interactive entertainment software industry include product features and quality, compatibility of products with popular platforms, brand name recognition, access to distribution channels, marketing support, ease of use, price, and quality of customer service. There can be no assurance that we will be able to compete successfully with larger, more established video game publishers or distributors.

Our competitors could also attempt to increase their presence in our target markets by forming strategic alliances with other competitors. Such competition could adversely affect our gross profits, margins and results of operations. There can be no assurance that we will be able to compete successfully with existing or new competitors. Most of our competitors have substantially greater financial resources than us, and they have much larger staffs allowing them to create more games.

Risk Factors Relating To Our Business and Our Industry

In addition to the other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

It is difficult to assess the likelihood of success for an early stage company without a long operating history like ours.

Since our organization we have been engaged in start-up and development activities. There is limited operating history upon which investors may base an evaluation of our likely future performance.

There is no assurance that we will enjoy successful business development.

There can be no assurance that our business strategies will lead to any profits. We face risks and uncertainties relating to our ability to successfully implement our strategies of creating and marketing video and PC games, and selling the games at a profit. Despite the popularity of Left Behind books and other media materials, we do not know whether we can produce video and PC games for which there will be a demand, or whether Left Behind’s brand success will cross over to video games. You must consider the risks, expenses and uncertainties of a company like this, with an unproven business model, and a competitive and somewhat evolving market. In particular, you must consider that our business model is based on an expectation that we will be able to create games and that demand for video games will sustain itself or increase.

Need for substantial additional funds.

We currently need additional funds to complete the development of our video games and to fund increased employment compensation for 2006. Our executives collectively are paid approximately $50,000 per month or a collective total of $600,000 per year. In addition, our estimated total employment compensation outlays for the next 12 months are approximately $1,500,000. Cash requirements for development and distribution of our video games in the next 12 months are expected to be approximately $2,500,000. Our cash requirements may vary or increase materially from those now planned because of unexpected costs or delays in connection with creation of video games, changes in the direction of our business strategy, competition, and other factors. Adequate funds for these purposes may not be available when needed or on acceptable terms.

We must pay expenses on behalf of the officers and directors to indemnify them for wrongdoing.

Our officers and directors are required to exercise good faith and high integrity in the management of their affairs. The bylaws specifically limit the liability of such persons to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of the officers and directors from any losses or liabilities that may incur as a result of the manner in which they operated the business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. Use of the capital or assets for such indemnification would reduce amounts available for the operations or for distribution to the investors.

Holders of shares of our common stock have a greater risk than holders of our preferred stock because shares of preferred stock have liquidation preferences over shares of our common stock.

Holders of our preferred stock have liquidation preferences over our shares of common stock. The result is that in the event of any liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary, the holders of record of our preferred stock will be entitled to recover their investment prior and in preference to any distribution of any of our remaining assets or surplus funds, if any remain, to the holders of our shares of common stock.

Our revenues will be dependent on the popularity of the Left Behind series of novels. If the popularity of this series declines, it may have a material adverse effect on our revenues and operating results.

Since 1995, the popularity of the Left Behind series of books has grown. However, there can be no assurance that the series will sustain its popularity and continue to grow. A decline in the popularity of the Left Behind series could adversely affect the popularity of any product based upon the series, including the products that we intend to develop and distribute, and that, in turn, would have a material adverse effect on our revenues and operating results. Despite the popularity of the Left Behind series, there can be no guarantee that any video game product based upon the series will enjoy the same popularity or achieve commercial success.

Governmental regulations could adversely affect the video game industry, including the distribution of interactive products over the Internet.

Changes in domestic and foreign laws could affect our business and the development of our planned video game products, and, more specifically, could adversely affect the marketing, acceptance and profitability of our products. There can be no assurance that current laws and regulations (or the interpretation of existing regulations) will not become more stringent in the future, or that we will not incur substantial costs in the future to comply with such requirements, or that we will not be subjected to previously unknown laws and regulations that may adversely impact the development and distribution of our intended products or the operation of our business in general. As Internet commerce continues to evolve, we expect that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, taxation or other increased costs, any of which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products to the extent we sell them over the Internet, and have a material adverse effect on our revenues and operating results.

If we do not respond to rapid technological change, our products may become obsolete.

The market for video game products and services is characterized by rapid technological change and evolving industry standards. We cannot assure you that we will be successful in responding rapidly or in a cost effective manner to such developments.

We may not be able to achieve our distribution plans.

Although we believe that our plans for marketing and distributing our products are achievable, there can be no assurance that we will be successful in our efforts to secure distribution agreements with national or regional wholesale or retail outlets, or to negotiate international distribution or sublicensing agreements regarding the distribution of Left Behind series video games in countries and territories outside of the United States, or that we will be able to gain access to CBA wholesale or retail channels of distribution.

Our products may have short life cycles and may become quickly obsolete.

Consumer preferences in the video game industry are continuously changing and are difficult to predict. Few products achieve market acceptance, and even when they do achieve commercial success, products typically have short life cycles. We cannot be certain that the products we introduce will achieve any significant degree of market acceptance, or that if our products are accepted, the acceptance will be sustained for any significant amount of time, or that the life cycles of any of our products will be sufficient to permit us to recover development, manufacturing, marketing and other costs associated with them. In addition, sales of our games are expected to decline over time unless they are enhanced or new products are introduced. If the products we create fail to achieve or sustain market acceptance, it could result in excess inventory, require reductions in the average selling prices of the affected products, or require us to provide retailers with financial incentives, any one or all of which would have a material adverse effect on our operating results and financial condition.

If we are unable to maintain our license to Left Behind or other intellectual property, our operating results will be adversely impacted.

All of our planned products are based on or incorporate intellectual property owned by others. All of our current products are based on Left Behind names and themes. We expect that some of the products we publish in the future may also be based on intellectual property owned by others. The rights we enjoy to licensed intellectual property may vary based on the agreement we have with the licensor. Competition for these licenses is intense and many of our competitors have greater resources to take advantage of opportunities for such licenses. If we are unable to maintain our current licenses and obtain additional licenses with significant commercial value, we believe our sales will decline. In addition, obtaining licenses for popular franchises owned by others could require us to expend significant resources and the licenses may require us to pay relatively high royalty rates. If these titles are ultimately unpopular, we may not recoup our investment made to obtain such licenses. Furthermore, in many instances we do not have exclusive licenses for intellectual property owned by others. In these cases, we may face direct competition from other publishers holding a similar license.

The video game industry is very competitive, and we may not be able to compete successfully with larger, more established video game publishers.

The interactive entertainment software industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. We will compete primarily with other publishers of interactive entertainment software for personal computers and video game consoles. We will also compete with other forms of entertainment and leisure activities.

Our ability to develop and market our video game products depends entirely upon our license from the publisher of the Left Behind series.

On October 11, 2002, White Beacon secured the license from the publisher of the Left Behind series to use the copyrights and trademarks relating to the Left Behind series to develop video game products. This license has been sublicensed to Left Behind Games in entirety. The license requires Left Behind Games to pay royalties and other fees on an ongoing basis to the publisher of the Left Behind series and to meet certain product development, manufacturing and distribution milestones. The license also grants the publisher of the Left Behind series significant control over the development of products under the license. In the event we are unable to perform all of the obligations to the publisher of the Left Behind series under the license, the publisher of the Left Behind series may terminate the license leaving us without the ability to develop, manufacture and distribute our video game products. The publisher of the Left Behind series rights to review and approve our products may cause delays in shipping those products. Our success and our business plan is heavily dependent upon our ability to comply with the terms and conditions of the license and the sublicense and yet there can be no assurance that we will be able to comply with all terms and conditions of the license from the publisher of the Left Behind series and sublicense from White Beacon. In the event the license or sublicense is terminated for any reason, we would likely be unable to continue to develop, sell or otherwise distribute video games based on the Left Behind series.

Platform manufacturers are primary competitors and have approval rights and are expected to control the manufacturing of our video game products.

The vast majority of commercial video game products are designed to play on a specific platform. The platform is the system that runs the game. Within the video game industry, there are currently many platforms, including Microsoft Xbox 360, Sony Playstation 2, Sony PSP, Sony Playstation 3, Nintendo DS, Nintendo GameCube and Gameboy Advance, Microsoft Windows, and Mac OS. The majority of PC games are designed to play on computers running the Microsoft Windows or the MAC OS platform. In order to develop a game that will run on a particular console platform, it is necessary to enter into a platform licensing agreement with a console or portable platform manufacturer. The platform manufacturers, Sony, Nintendo, and Microsoft, also publish their own video game products and are therefore competitors of ours. If we are successful in securing a platform licensing arrangement with one or more of these companies, we will most likely be required to give them significant control over the approval and manufacturing of our products. This could leave us unable to get our products approved, manufactured and shipped to customers. Control of the approval and manufacturing process by the platform licensors could also increase both our manufacturing and shipping lead times and related costs. Such delays could harm our business and adversely affect our financial performance. Additionally, while we are not aware of any reason that would prevent us from obtaining any desired development and/or publishing agreements with any of the hardware platform licensors, we have not yet signed any such agreement with any platform manufacturer, and we cannot guarantee that we will be able to conclude agreements with these third parties, or that if we do, the provisions of the agreements will be favorable or even as good as the comparable agreements executed by any of our competitors. If we are unable to secure development and/or publishing agreements with the major platform manufacturers, we would not be able to bring our products to market on any such affected platform.

We may not be able to regularly pay dividends to our stockholders or redeem shares of preferred stock.

Our ability to pay dividends or redeem shares of preferred stock in the future depends on our ability to operate profitably and to generate cash from our operations in excess of our operating expenses and debt service obligations. The payment of dividends or redemption of shares of preferred stock is in the sole discretion of our board of directors.

Future terrorist attacks in the United States may result in declining economic activity, which could reduce the demand for our products.

Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, may result in declining economic activity and reduced demand for our products. A decrease in demand would make it difficult for us to renew or release our products. Terrorist activities also could directly impact the value of our products through damage, destruction or loss.

These types of events also may adversely affect the markets in which our securities are sold. These acts may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for video games, delay the time in which our video games can be created and sold and limit our access to capital or increase our cost of raising capital.

General economic conditions may adversely affect our financial condition and results of operations.

Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for video games, or the public perception that any of these events may occur, could result in a general decline economic activities, which would adversely affect our financial position, results of operations, and cash flow.

The success of our company depends on the continuing contributions of our key personnel.

We have a skilled management team to seek out developers for our video games. However, members of our management team are required to devote only as much time to our operations as they, in their sole discretion, deem necessary in carrying out our operations effectively. Any or all of the members of our management team, including Jeffrey S. Frichner, Troy A. Lyndon and Thomas H. Axelson, may fail to divide their time efficiency in operating our business given their outside obligations. In addition, we do not have agreements with any of our management team that hinder their ability to work elsewhere or quit at will and, thus, any executive officer or key employee may terminate his or her relationship with us at any time without advanced notice.

Significant Employees

Dereck Wong, age 48, is President and Owner of Wong & Associates. Mr. Wong has more than 20 years experience in consumer electronic sales, software sales and management. He has represented the interactive software and video game companies such as Capcom, Bethesda Softworks, Interplay, Mattel and Mindscape. Mr. Wong’s retail clients in California includes Fry’s, Good Guys, and Warehouse Entertainment. Additionally, the Vice President of administration, human resources and corporate events Robilyn Lyndon, age 51, is a significant employee. Robilyn Lyndon has more than 20 years experience in business and administration, including work as a human resource and finance administrator for a multi-million dollar church and has held numerous positions with both marketing and consumer products organizations. Additionally, we employ more than 25 full-time workers in the United States.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices consist of a 3,500 square foot facility on 29995 Technology Drive in Murrieta, California under a lease agreement through May 2010. Its cost is $7,545 per month, with annual increases of 4%. Current offices are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

No current legal proceedings exist whereby any party is seeking damages in excess of 10% of our current assets. However, we are engaged in a legal proceeding with a state which has become the receiver for one of our shareholders. The state claims that 60,000 shares of common stock should not have been acquired by the shareholder, and that we should return the $30,000 to the state, in exchange for the state’s return to us of the 60,000 shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Equity and Related Stockholder Matters

Our common stock is traded in the over-the-counter market on the NASD Bulletin Board under the symbol “LFBG”. The following table shows the high ask and low bid prices for the common stock for each quarter during the last three fiscal years ended March 31. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All quotations through the quarter ended 12/31/05 reflect prices prior to our 1 for 4 reverse split effectuated on February 7, 2006. The quotations for the quarter ended 03/31/06 reflect prices post 1 for 4 reverse split. If the reverse split had not occurred out high and low prices would have been $1.18 and $0.20, respectively.

	High Ask	Low Bid
Year ended 3/31/04
Quarter ended 6/30/03	$.035	$.035
Quarter ended 9/30/03	.06	.02
Quarter ended 12/31/03	.18	.05
Quarter ended 3/31/04	.15	.10

Year ended 3/31/05
Quarter ended 6/30/04	$.10	$.10
Quarter ended 9/30/04	.14	.14
Quarter ended 12/31/04	.14	.14
Quarter ended 03/31/05	.14	.14

Year ended 3/31/06
Quarter ended 6/30/05	$.16	$.12
Quarter ended 9/30/05	.23	.14
Quarter ended 12/31/05	.35	.20
Quarter ended 03/31/06	4.75	.80

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that it will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain any future earnings to finance its operations.

Description of Securities

At June 26, 2006, our shares of common and preferred voting stock issued and outstanding were held by approximately 1,300 shareholders of record. As discussed in the section entitled “Executive Compensation”, several executive officers have a right to convert deferred salaries into our common stock. There are no other outstanding options or rights to acquire shares.

Common Stock

We are authorized to issue two hundred million (200,000,000) shares of $0.001 par value common stock of which 16,132,025 shares are currently outstanding as of June 27, 2006, plus an additional 5,990,391 that may be issued pursuant to deferred salary conversion privileges held by three members of our executive management team. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

Stockholders have no pre-emptive rights to acquire additional shares of common stock. The common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of common stock, when issued, will be fully paid and non-assessable.

Holders of common stock are entitled to receive dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on common stock and do not anticipate that it will pay dividends in the foreseeable future.

We entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services. The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in us, does not fall below 1% of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue that amount of stock to Charter Financial Holdings, LLC to maintain their ownership percentage. Charter Financial Holdings, LLC is not required to pay additional consideration for those shares.

There are no conversions, preemptive, or other subscription rights or privileges with respect to any shares. Our stock does not have cumulative voting rights which mean that the holders of more than fifty percent (50%) of the shares voting in an election of directors may elect all of the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty percent (50%) would not be able to elect any directors.

Preferred Stock

We are authorized to issue five million (5,000,000) shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares are issued and outstanding as of March 31, 2006. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares enjoy one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

We consider it desirable to have one or more classes of preferred stock to provide us with greater flexibility in the future in the event that we elect to undertake an additional financing and in meeting corporate needs that may arise. If opportunities arise that would make it desirable to issue preferred stock through either public offerings or private placements, the provision for these classes of stock in our certificate of incorporation would avoid the possible delay and expense of a stockholders’ meeting, except as may be required by law or regulatory authorities. Issuance of the preferred stock would result, however, in a series of securities outstanding that may have certain preferences with respect to dividends, liquidation, redemption, and other matters over the common stock which would result in dilution of the income per share and net book value of the common stock. Issuance of additional common stock pursuant to any conversion right that may be attached to the preferred stock may also result in the dilution of the net income per share and net book value of the common stock. The specific terms of any series of preferred stock will depend primarily on market conditions, terms of a proposed acquisition or financing, and other factors existing at the time of issuance. As a result, it is not possible at this time to determine the respects in which a particular series of preferred stock will be superior to the common stock. Other than one for one exchanges of preferred stock held by shareholders of our subsidiary, the board of directors does not have any specific plan for the issuance of preferred stock at the present time and does not intend to issue any such stock on terms which it deems are not in our best interest or the best interests of our stockholders.

(b) Recent Sales of Unregistered Securities

In April, May, and June 2005, we issued 358,625 shares of common stock valued at $0.84 per share for cash resulting in gross proceeds to us totaling $300,000. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

In May 2005, we issued 59,771 shares of common stock pursuant to an agreement between us and the consultant, wherein we agreed to provide the consultant a one percent non-dilutable company ownership interest. In issuing these securities, we relied on the exemption from registration provided for by Rule 701 of the Securities Act of 1933.

In May and June 2005, we issued 44,828 shares of common stock valued at $0.84 per share to employees resulting in salary expense of $37,500. In issuing these securities, we relied on the exemption from registration provided for by Rule 701 of the Securities Act of 1933.

In August 2005 and January 2006, we issued 161,381 shares of common stock valued at $1.67 to employees resulting in salary expense of $270,000.

In May 2005, we issued 5,977 shares of common stock valued at $1.67 per share to a third party for the acquisition of the “LBgames.com” web address. The amount has been expensed as of March 31, 2006. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

        From May 2005 through January 2006, we issued 4,401,125 shares of common stock valued at $0.84 to $1.67 per share for consulting services under various consulting agreements for total deferred consulting expense of $6,613,343 of which $6,486,262 resulted in deferred consulting expense. Of the total deferred consulting,  $4,571,261 was recorded as consulting expense during the year ended March 31, 2006. In issuing these securities, we relied on the exemption from registration provided for by Rule 701 of the Securities Act of 1933.

From August 2005 through January 2006, we issued 439,016 shares of common stock valued at $1.67 per share for cash. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

In November 2005, we issued 77,702 shares of common stock pursuant to an agreement between us and the consultant, wherein we agreed to provide the consultant a one percent non-dilutable ownership interest. In issuing these securities, we relied on the exemption from registration provided for by Rule 701 of the Securities Act of 1933.

In December 2005, we issued 59,771 shares of common stock valued at $1.67 per share in exchange for a $100,000 note receivable. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

In January 2006, we entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired us through the purchase of our outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, we performed a 2.988538 for 5 reverse stock split of both our common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza performed a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

In February and March 2006, we issued 479,334 shares of common stock valued at $1.50 per share for cash resulting in proceeds to us totaling $615,000, net of funding costs of $104,000. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

In February and March 2006, we issued 143,333 shares of common stock valued at $1.50 per share under a consulting agreement for total deferred consulting expense of $215,000 to be amortized over the term of the consulting agreement, all of which was recorded as consulting expense during the year ended March 31, 2006. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

       In February 2006, we issued 300,000 shares of common stock valued at $1.50 per share to a consultant in connection with the reverse merger. We recorded $450,000 as consulting expense during the year ended March 31, 2006. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

In April 2006, we issued 375,033 shares of common stock valued at $1.50 per share to investors for cash resulting in proceeds totaling $562,550. In issuing these securities, we relied on the exemption from registration provided for by the Rule 506 safe-harbor to Section 4(2) of the Securities Act of 1933.

In May 2006, we issued 216,667 shares of common stock valued at $1.50 per share to investors for cash resulting in proceeds totaling $325,000. In issuing these securities, we relied on the exemption from registration provided for by the Rule 506 safe-harbor to Section 4(2) of the Securities Act of 1933.

In May 2006, we issued 30,000 shares of common stock valued at $1.50 per share under an employee agreement for total deferred compensation expense of $45,000 to be amortized over the term of the applicable agreement. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

In May 2006, we issued 5,000 shares of common stock valued at $1.50 per share to an investor for cash totaling $7,500. In issuing these securities, we relied on the exemption from registration provided for by the Rule 506 safe-harbor to Section 4(2) of the Securities Act of 1933.

In June 2006, we issued 180,000 shares of common stock valued at $1.50 per share to an investor for cash totaling $270,000. In issuing these securities, we relied on the exemption from registration provided for by the Rule 506 safe-harbor to Section 4(2) of the Securities Act of 1933.

In June 2006, we issued 26,667 shares of common stock valued at $1.50 per share to an investor for cash totaling $40,000. In issuing these securities, we relied on the exemption from registration provided for by the Rule 506 safe-harbor to Section 4(2) of the Securities Act of 1933.

Issuance of Preferred Stock

In June 2004, holders of $150,000 in notes payable converted the outstanding principal of $150,000, accrued interest of $17,500 and the 1,793,123 shares of common stock held by them into 2,151,747 shares of our Series A preferred stock. The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2006. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

In November 2005, we issued 1,434,498 shares of series A preferred stock valued at $1.67 per share under a consulting agreement for total deferred consulting expense of $2,400,000 to be amortized over the term of the consulting agreement. $800,000 was recorded as consulting expense during the year ended March 31, 2006. In issuing these securities, we relied on the exemption from registration provided for by Rule 701 of the Securities Act of 1933.

We believe that each transaction where securities were issued to consultants in the twelve month period ended March 31, 2006 did not require registration under the Securities Act of 1933, because they were exempt under Rule 701 of the Securities Act of 1933. Moreover, issuances of securities to consultants, including those issued after we became a reporting company where the Rule 701 exemption was no longer available, did not involve any public offering and were therefore exempt transactions pursuant to Section 4(2) of the Securities Act of 1933. Our basis for this is the fact that the securities were offered and sold to a limited number of persons, in a limited number of offers, with a limited number of shares offered. In addition, as our consultants and employees, our management believes that each of the service providers were sophisticated and able to fend for themselves and obtain the information they needed to make the decision to accept stock in lieu of cash. This is based on the fact that the service providers had access to our officers and operations and were in a position that enabled them to command access to information that would otherwise be contained in a registration statement. An appropriate legend was placed on the common stock issued to each shareholder.

        All the above securities issued pursuant to Rule 506 promulgated as part of Regulation D under section 4(2) of the Securities Act of 1933 were offered and sold to a select group of investors who at the time of investment represented themselves to us to be “accredited investors” as defined in Regulation D under the Securities Act of 1933, and knowledgeable and sophisticated investors. In addition, each investor was believed to have had such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of their investment into us, and able at the time of investment to bear the economic risks of an investment in us. We believe the investors to be accredited because we received written confirmation from the investor in our subscription agreements and we have no reason to doubt the validity of the subscription documents. An appropriate legend was placed on the common stock issued to each shareholder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cash requirements, Liquidity and Capital Resources

At March 31, 2006 we had $393,433 of cash compared to $215,974 at March 31, 2005, an increase of $177,459. For the year ended March 31, 2006 we issued 1,276,975 shares of common stock valued at $0.84, $1.67 and $1.50 for cash resulting in net proceeds of $1,649,500. In addition, we issued 5,056,644 shares for services rendered by employees and consultants resulting in consulting and compensation expense of $6,665,920 which is included in general and administrative expenses.

At March 31, 2006, we had a working capital position of $3,019,786 compared to a negative working capital position of $203,489 at March 31, 2005. This increase is attributable to the recording of non-cash prepaid consulting expense of $3,515,000.

Since our inception in August 2002 through March 31, 2006, we have raised over $2 million through funds provided by founders and private placement offerings. This has been sufficient to keep development of our first product moving forward without delay. Although we expect this trend to continue, we can make no guarantee that it will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds its minimum requirements, we may expect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services it may not otherwise be able to obtain without cash.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005; and Cumulative period from August 27, 2002 (inception) to March 31, 2006

Results of Operations

Net Revenues. During the twelve month periods ended March 31, 2006 and 2005 and since inception, we have generated no significant revenue as we moved forward to complete the development of our first product. Our first product is anticipated to be release in the 2nd half of calendar 2006. We may choose to release its first product in the months that follow to take full advantage of the holiday marketing season.

Operating Expenses. Operating expenses were $8,610,695 for the year ended March 31, 2006, compared to $482,993 for the year ended March 31, 2005, a 1,683% increase. In addition, operating expenses were $9,527,409 from August 27, 2002 (inception) to March 31, 2006. These increases are directly attributable to the growth of our development team and include non-cash (equity) compensation paid to them. Operations expanded beyond our facilities in Ukraine to include three additional offices, in the short term, in Romania.

Other Income (Expense). Other income was $2,969 for the year ended March 31, 2006, compared to expense of ($2,813) for the year ended March 31, 2005.

Net Loss. We reported a net loss of ($8,608,526) for the year ended March 31, 2006, compared to a net loss of ($486,606) for the year ended March 31, 2005, resulting in an increased loss of ($8,121,920). In addition, our accumulated deficit at March 31, 2006 totaled ($9,547,153). These increases are attributable primarily to the factors outlined above that contributed to our increased operating costs.

Going Concern

We have not generated any revenue and has incurred net losses of $9,547,153 and had negative cash flows from operations of $1,771,790 since its inception through March 31, 2006. Our ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital requirements by issuing additional equity securities and is currently in the process of soliciting additional capital. No assurance can be given that additional capital will be available when required or on terms acceptable to us. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute its business plan or generate positive operating results.

As a result of the above, our independent registered public accounting firm has indicated in its report of independent registered public accounting firm that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

              Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Specific sensitivity of each of the estimates and assumptions to change based on other outcomes that are reasonably likely to occur and would have a material effect is identified individually in each of the discussions of the critical accounting policies described below. Should we experience significant changes in the estimates or assumptions which would cause a material change to the amounts used in the preparation of our financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Software Development Costs. Research and development costs, which consist of software development costs, are expensed as incurred. Software development costs primarily include payments made to independent software developers under development agreements. SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for the development costs that have alternative future uses. We believe that the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. No software development costs have been capitalized to date.

Intangible Assets. We have adopted SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. If our patents and trademarks are challenged, current values could become impaired. Currently we are not aware of any existing infringements or other such challenges to its patents or trademarks that would cause possible impairment to their values.

        Impairment of Long-Lived Assets. We reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At March 31, 2006, our management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur. We account for stock-based awards to non-employees by using the fair value method.

        In accordance to EITF Issue No. 00-18, Accounting Recognition for Certain Accounting Transactions Involving Equity Instruments Granted to Other Than Employees, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for certain consulting services as prepaid expenses in its consolidated balance sheet.

ITEM 7. FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005 and
For The Period August 27, 2002 (Date of Inception)
Through March 31, 2006

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LEFT BEHIND GAMES INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements:

Balance Sheets	2

Statements of Operations	3

Statements of Stockholders' Equity (Deficit)	4

Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8-24

Certified Public Accountants and Business Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Left Behind Games Inc.

We have audited the accompanying consolidated balance sheets of Left Behind Games Inc. (a development stage company) (the “Company”) as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period August 27, 2002 (date of inception) through March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Left Behind Games Inc. as of March 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period August 27, 2002 (date of inception) through March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenues or positive cash flows from operations since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. As discussed in Note 2 to the consolidated financial statements, successful completion of the Company’s development program and ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to complete development activities and achieving a level of sales adequate to support the Company’s cost structure. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CORBIN & COMPANY, LLP
CORBIN & COMPANY, LLP

Irvine, California
June 22, 2006

2603 Main Street, Suite 600 • Irvine, California 92614 • Tel: (949) 756-2120 • Fax: (949) 756-9110

1

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$393,433	$215,974
Prepaid royalties	250,000	-
Prepaid consulting	3,515,000	185,077
Other prepaid expenses and current assets	4,411	5,860

Total current assets	4,162,844	406,911

Property and equipment, net	42,085	12,574
Prepaid royalties	-	250,000
Intangible assets, net	36,329	5,737
Other assets	3,439	-

	$4,244,697	$675,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$296,222	$92,191
Royalty payable	150,000	-
Deferred salaries	696,836	518,209

Total current liabilities	1,143,058	610,400

Long-term royalty payable	-	150,000

Total liabilities	1,143,058	760,400

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 5,000,000
shares authorized; 3,586,245 and 2,151,747 shares
issued and outstanding as of 2006
and 2005, respectively	3,586	2,152
Common stock, $0.001 par value; 200,000,000 shares
authorized; 15,298,658 and 6,885,591 shares issued
and outstanding as of 2006 and 2005, respectively	15,299	6,887
Additional paid-in-capital	12,729,907	844,410
Stockholder receivable	(100,000)	-
Deficit accumulated during the development stage	(9,547,153)	(938,627)

Total stockholders' equity (deficit)	3,101,639	(85,178)

	$4,244,697	$675,222

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements
2

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

			For the Period
			August 27, 2002
			(Date of Inception)
	For The Years Ended March 31,		Through
	2006	2005	March 31, 2006

Net revenues	$-	$-	$-

Cost of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	8,042,694	419,535	8,880,343
Research and development	568,001	63,458	647,066

Total operating expenses	8,610,695	482,993	9,527,409

Operating loss	(8,610,695)	(482,993)	(9,527,409)

Other income (expense):
Interest expense	-	(3,000)	(20,500)
Other income	2,969	187	3,156

Total other income (expense), net	2,969	(2,813)	(17,344)

Loss before provision for income taxes	(8,607,726)	(485,806)	(9,544,753)

Provision for income taxes	800	800	2,400

Net loss	$(8,608,526)	$(486,606)	$(9,547,153)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.85)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	10,136,250	5,341,813

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements
3

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Period August 27, 2002 (Date of Inception) Through March 31, 2006

	Preferred Series A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stockholder Receivable	Deficit Accumulated During the Development Stage	Total
Balances, August 27, 2002 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock at $0.0017 per share in
November 2002 for sublicense agreement	-	-	3,496,589	3,497	2,353	-	-	5,850

Issuance of common stock at $0.0017 per share in
November 2002 for consulting services	-	-	59,771	60	40	-	-	100

Issuance of common stock at $0.0017 per share in
November 2002 to employee for services	-	-	194,255	194	131	-	-	325

Issuance of common stock at $0.0017 per share in
November and March 2003 for consulting services	-	-	9,563	10	6	-	-	16

Net loss	-	-	-	-	-	-	(133,859)	(133,859)

Balances, March 31, 2003	-	-	3,760,178	3,761	2,530	-	(133,859)	(127,568)

Issuance of common stock at $0.0017 per share in
May and June 2003 to noteholders for
interest expense	-	-	1,793,123	1,793	1,207	-	-	3,000

Issuance of common stock at $0.0017 per share in
June 2003 for consulting services	-	-	194,255	194	131	-	-	325

Issuance of common stock at $0.084 per share in
September 2003 to employees for services	-	-	28,690	29	2,371	-	-	2,400

Issuance of common stock at $0.084 per share in
December 2003 for consulting services	-	-	139,744	140	11,550	-	-	11,690

Net loss	-	-	-	-	-	-	(318,162)	(318,162)

Balances, March 31, 2004	-	-	5,915,990	5,917	17,789	-	(452,021)	(428,315)

Conversion of common stock, notes payable and
accrued interest at $0.079 per share in
June 2004 into Series A preferred stock	2,151,747	2,152	(1,793,123)	(1,793)	167,141	-	-	167,500

Issuance of common stock at $0.084 per share in
June and November 2004 and March 2005
for consulting services	-	-	1,275,182	1,275	105,398	-	-	106,673

Issuance of common stock at $0.084 per share in
October 2004 and January 2005 to employees
for services	-	-	254,026	254	20,996	-	-	21,250

Issuance of common stock at $0.084
per share in November 2004 for cash	-	-	597,708	598	49,402	-	-	50,000

Issuance of common stock at $0.84 per share in
February and March 2005 for cash,
net of issuance costs of $47,553	-	-	460,235	460	336,987	-	-	337,447

Issuance of common stock at $0.84 per share in
February and March 2005 for consulting services	-	-	157,642	158	131,715	-	-	131,873

Issuance of common stock at $0.84 per share in
March 2005 for conversion of a loan payable	-	-	17,931	18	14,982	-	-	15,000

Net loss	-	-	-	-	-	-	(486,606)	(486,606)

Continued...
4

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Period August 27, 2002 (Date of Inception) Through March 31, 2006

Balances, March 31, 2005	2,151,747	2,152	6,885,592	6,887	844,410	-	(938,627)	(85,178)

Issuance of common stock at $0.84 per share in
April, May and June 2005 for cash	-	-	358,625	359	299,641	-	-	300,000

Issuance of common stock in May 2005
pursuant to antidilution provisions	-	-	59,771	60	(60)	-	-	-

Issuance of common stock at $0.84 per share in
May and June 2005 to employees for services	-	-	44,828	45	37,455	-	-	37,500

Issuance of common stock at $0.84
per share in June 2005 to consultants	-	-	896,561	897	749,103	-	-	750,000

Issuance of common stock at $1.67 per share in
August 2005 and January 2006
to employees for services	-	-	161,381	161	269,839	-	-	270,000

Issuance of common stock at $1.67 per share in
August 2005 in exchange for web address	-	-	5,977	6	9,994	-	-	10,000

Issuance of common stock at $1.67 per share in
August 2005 through January 2006
for consulting services	-	-	3,504,564	3,504	5,859,839	-	-	5,863,343

Contributions of capital as required per
settlements of consulting agreements
in July 2005 and January 2006	-	-	-	-	150,000	-	-	150,000

Issuance of common stock at $1.67 per share in
August 2005 through January 2006 for cash	-	-	439,016	439	734,061	-	-	734,500

Issuance of Preferred Series A stock at $1.67
per share in November 2005
for consulting services	1,434,498	1,434	-	-	2,398,566	-	-	2,400,000

Issuance of common stock in November 2005
pursuant to antidilution provision	-	-	77,702	78	(78)	-	-	-

Issuance of common stock at $1.67 per share in
December 2005 in exchange for note receivable	-	-	59,771	59	99,941	(100,000)	-	-

Common stock issued in reverse merger with
Bonanza Gold, Inc. in February 2006	-	-	1,882,204	1,882	(1,882)	-	-	-

Issuance of common stock at $1.50 per share in
February and March 2006 for cash, net of
funding costs of $104,000	-	-	479,334	479	614,521	-	-	615,000

Issuance of common stock at $1.50 per share in
February through March 2006 to consultants
for services rendered	-	-	143,333	143	214,857	-	-	215,000

Issuance of common stock at $1.50 per share in
February 2006 to consultant in connection
with the reverse merger	-	-	300,000	300	449,700	-	-	450,000

Net loss	-	-	-	-	-	-	(8,608,526)	(8,608,526)

Balances, March 31, 2006	3,586,245	$3,586	15,298,658	$15,299	$12,729,907	$(100,000)	$(9,547,153)	$3,101,639

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements
5

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			August 27, 2002
			(Date of Inception)
	For The Years Ended March 31,		Through
	2006	2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,608,526)	$(486,606)	$(9,547,153)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	9,366	2,805	14,160
Estimated fair value of common stock issued to
consultants for services	6,358,420	54,079	6,415,015
Estimated fair value of common stock issued to
employees for services	307,500	21,250	341,090
Estimated fair value of common stock issued to
noteholders for interest expense	-	-	3,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,449	41,083	(5,021)
Other assets	(3,439)	-	(3,439)
Accounts payable and accrued expenses	204,031	16,417	313,722
Deferred salaries	178,627	178,376	696,836

Net cash used in operating activities	(1,552,572)	(172,596)	(1,771,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and prepaid royalties	(31,996)	-	(101,276)
Purchases of property and equipment	(37,473)	(13,975)	(51,448)

Net cash used in investing activities	(69,469)	(13,975)	(152,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	15,000	131,000
Contributed capital for settlement of consulting
agreements	150,000	-	150,000
Proceeds from issuance of common stock, net of
issuance costs	1,649,500	387,447	2,036,947

Net cash provided by financing activities	1,799,500	402,447	2,317,947

NET INCREASE IN CASH	177,459	215,876	393,433

CASH—Beginning of period	215,974	98	-

CASH—End of period	$393,433	$215,974	$393,433

Continued...
6

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the year for:
Interest	$-	$-	$-

Income taxes	$3,156	$-	$3,156

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and
common stock into Series A preferred stock	$-	$170,500	$170,500

Conversion of note payable into common stock	$-	$15,000	$15,000

Payment of prepaid royalty as part of a note payable	$-	$-	$34,000

Commitment to pay royalties under a license agreement	$-	$-	$150,000

Issuance of common stock as part of prepaid
consulting agreements	$-	$214,200	$214,200

Issuance of common stock in exchange for a
note receivable	$100,000	$-	$100,000

See footnotes to consolidated financial statements
for other non-cash transactions

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements
7

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In January 2006, Left Behind Games Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired the Company through the purchase of the Company’s outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, the Company performed a 2.988538 for 5 reverse stock split of both its common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza performed a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

Effective February 1, 2006, Bonanza exchanged 12,456,538 and 3,586,246 shares of its common and preferred stock, respectively, for an equal number of common and preferred shares of the Company. The acquisition was accounted for as a reverse acquisition whereby the assets and liabilities of the Company will be reported at their historical cost. Bonanza had nominal amounts of assets and no significant operations at the date of the acquisition.

The Company is a development stage company that was incorporated on August 27, 2002 under the laws of the State of Delaware for the purpose of engaging in the business of producing, distributing and selling video games and associated products. The Company is currently developing a video game and other associated products based upon the popular “LEFT BEHIND SERIES” of novels published by Tyndale House Publishers (“Tyndale”).

The Company’s majority shareholder is White Beacon, Inc., a Delaware Corporation (“White Beacon”), an entity beneficially owned and controlled by the Company’s chief executive officer and its president. White Beacon holds an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the “LEFT BEHIND SERIES” of novels published by Tyndale. White Beacon has granted the Company a sublicense (the “Sublicense”) to exploit the rights and fulfill the obligations of White Beacon under the License (see Note 5).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Left Behind Games Inc. and, effective July 2005, include the accounts of LB Games Ukraine LLC (“LB Games Ukraine”), a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Effective July 2005, the Company adopted FIN 46(R), Consolidation of Variable Interest Entities, which resulted in the consolidation of LB Games Ukraine. LB Games Ukraine was established to provide software development and consulting services and is currently providing these services only to the Company. LB Games Ukraine is 85% owned by the Company’s Chief Executive Officer. Pursuant to the LB Games Ukraine operating agreement, the Company’s Chief Executive Officer is required to fund operations as needed in relation to his ownership interest in LB Games Ukraine. During the period ended March 31, 2006, the Company contributed approximately $5,600 to LB Games Ukraine on behalf of the Company’s Chief Executive Officer to provide working capital to LB Games Ukraine. This transaction has been eliminated in consolidation.

As LB Games Ukraine is currently providing software development services only to the Company and due to the Company’s history of providing on-going financial support to this entity, through consolidation the company absorbs all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has an approximate balance of $9,700. During the period ended March 31, 2006, the Company paid approximately $119,000 for software development services provided by LB Games Ukraine, all of which has been eliminated in consolidation.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

Development Stage Enterprise

The Company’s planned principal operations have not yet commenced. Accordingly, the Company’s activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. All losses since inception have been considered as part of the Company’s development stage activities.

Reverse Stock Split

Effective January 25, 2006, the Company effected a 2.988538 for 5 reverse stock split of its common and preferred stock outstanding. All share and per share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

Risks and Uncertainties

The Company maintains its cash accounts with a single financial institution. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2006 and 2005, the Company had balances of approximately $284,000 and $116,000, respectively, in excess of the FDIC insurance limit.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include recoverability of prepaid royalties, prepaid consulting and other long-lived assets and the reliability of deferred tax assets.

Software Development Costs

Research and development costs, which consist of software development costs, are expensed as incurred. Software development costs primarily include payments made to independent software developers under development agreements. SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for the development costs that have alternative future uses. The Company believes that the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. No software development costs have been capitalized to date.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statement of operations.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

Intangible Assets

Sublicense Agreement

The cost of the Sublicense agreement is amortized on a straight-line basis over the initial term of the Sublicense agreement, which is four years (see Notes 4 and 5).

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The cost of trademarks will be amortized on a straight-line basis over their estimated useful lives, once the trademark applications have been accepted.

Royalties

The Company’s Sublicense agreement requires payments of royalties to the licensor. The Sublicense agreement provides for royalties to be calculated as a specified percentage of sales and provides for guaranteed minimum royalty payments. Royalties payable calculated using the agreement percentage rates will be recognized as cost of sales when the related sales are recognized. Guarantees advanced under the Sublicense agreement are recorded as prepaid royalties until earned by the licensor, or considered to be unrecoverable. The Company evaluates prepaid royalties regularly and expenses prepaid royalties to cost of sales to the extent projected to be unrecoverable through sales. At March 31, 2006 and 2005, the Company has recorded $250,000, respectively, in prepaid royalties in connection with its Sublicense agreement (see Note 5).

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At March 31, 2006 and 2005, respectively, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or that there will be demand for the Company’s products, which could result in impairment of long-lived assets in the future.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Stock-Based Compensation

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur. The Company will account for its stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123(R) beginning in fiscal 2007.

In accordance to EITF Issue No. 00-18, Accounting Recognition for Certain Accounting Transactions Involving Equity Instruments Granted to Other Than Employees, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for certain consulting services as prepaid consulting in its consolidated balance sheets, totaling $3,515,000 and $185,077 at March 31, 2006 and 2005, respectively.

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the “as-if” converted method for dilutive convertible deferred salaries would have resulted in incremental shares of 5,990,391 and 5,838,121 for the years ended March 31, 2006 and 2005.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

Foreign Currency

Management has determined that the functional currency of LB Games Ukraine is the local currency. Assets and liabilities of the Ukraine subsidiary are translated into U.S. dollars at the year end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which did not have a material impact on the Company’s stockholders’ equity at March 31, 2006 and 2005, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. There were no foreign currency transactions included in income for the year ended March 31, 2006 and 2005, respectively, and cumulatively from August 27, 2002 (inception) to March 31, 2006.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the year ended March 31, 2006, the components of comprehensive income were not materially impacted by foreign currency gains (losses).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate their fair value due to their short maturities.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R) (“FIN 46(R)”), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity. At March 31, 2006, the Company has an interest in a limited liability company in which it is considered to be the primary beneficiary. As a result, the Company has consolidated the limited liability company under FIN 46(R) (see above).

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The provisions of this statement are effective for the Company in fiscal 2007.  The Company expects to adopt SFAS 123(R) in the first fiscal quarter of 2007.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations.  Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption.  The allowed transition methods are the modified prospective application and the modified retrospective application.  Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.  The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.  The Company plans to adopt SFAS No. 123(R) using the modified prospective application.

The Company does not currently have a stock option plan, however, it issues stock to employees at fair market value and recognizes the compensation cost over the term services are performed. The adoption of SFAS No. 123(R)'s fair value method is expected to have an impact on the Company's consolidated results of operations, although it will have no impact on its overall consolidated financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the beginning of fiscal 2007 and does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated financial condition or results of operations.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue and has incurred net losses of $9,547,153 and had negative cash flows from operations of $1,771,790 since its inception through March 31, 2006. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital requirements by issuing additional equity securities and is currently in the process of soliciting additional capital. No assurance can be given that additional capital will be available when required or on terms acceptable to the Company. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2006 and 2005:

	2006	2005
Office furniture and equipment	$6,304	$4,921
Leasehold improvements	2,071	-
Computer equipment	43,073	9,054
	51,448	13,975

Less accumulated depreciation	(9,363)	(1,401)

	$42,085	$12,574

Depreciation expense for the year ended March 31, 2006 and 2005 was $7,962 and $1,401, respectively and the period from inception through March 31, 2006 was $9,363.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2006 and 2005:

	2006	2005
Sublicense	$5,850	$5,850
Trademarks	35,276	3,280
	41,126	9,130

Less accumulated amortization	(4,797)	(3,393)

	$36,329	$5,737

Amortization expense related to the Sublicense agreement was $1,404, $1,404 and $4,797 for the years ended March 31, 2006 and 2005 and the period from inception through March 31, 2006, respectively. The estimated future amortization expense of the Sublicense agreement is $1,053 for the year ending March 31, 2007.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

NOTE 5 - RELATED PARTIES

On October 11, 2002, Tyndale granted White Beacon an exclusive worldwide license, as amended, to use the copyrights and trademarks relating to the storyline and content of the books in the “LEFT BEHIND SERIES” of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet. The License expires on December 31, 2006, subject to automatic renewal for three additional three-year terms so long as Tyndale is paid royalties in an aggregate amount equal to or in excess of $1,000,000 during the initial term and $250,000 during each renewal term.

The License requires White Beacon to pay the following royalties: (i) 4% of the gross receipts on console game platform systems and (ii) 10% of the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems. White Beacon is required to guarantee a minimum royalty of $250,000 during the initial four-year term of the License. White Beacon was also required to pay $100,000 to Tyndale as an advance against future royalties payable to Tyndale under the License agreement, all of which was paid by the Company in fiscal 2003 (see below).
On November 14, 2002, White Beacon granted the Company a Sublicense of all of its rights and obligations under its License with Tyndale, with the written approval of Tyndale. In consideration for receiving the Sublicense, the Company issued to White Beacon 3,496,589 shares of its common stock valued at $5,850, which is the estimated fair value of the common stock on the date of issuance.

During the year ended March 31, 2003, the Company paid $100,000 to Tyndale as a non-refundable advance against the guaranteed minimum royalty of $250,000 payable to Tyndale during the initial four-year term. The remaining guaranteed minimum royalty of $150,000 has been accrued by the Company and is included in current liabilities in the accompanying consolidated balance sheet at March 31, 2006.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

NOTE 6 - CONVERTIBLE DEFERRED SALARIES

As of March 31, 2006 and 2005, the Company had $696,836 and $518,209, respectively, of deferred salaries due to officers of the Company (see Note 9). The deferred salary, at the option of the respective officer, can be converted into shares of the Company’s common stock at the value of the Company’s common stock in effect at the time the salary was earned. Deferred salary and the respective conversion rates are as follows:

Deferred Salary	Conversion Rate
$488,376	$0.084
84,167	$0.84
98,289	$1.67
26,004	$1.50
$696,836

The total number of shares of the Company’s common stock that may be issued under the conversion provisions was 5,990,391 at March 31, 2006.

NOTE 7 - NOTES PAYABLE

In fiscal 2005, the Company entered into a $15,000 note payable agreement which was subsequently converted to common stock (see Note 9).

In May and June 2003, the Company issued notes payable in the aggregate amount of $150,000. The notes payable bore interest at 12% per annum and were due in May 2005. The proceeds were used to pay the advance royalty payment of $100,000 due to Tyndale in connection with the Sublicense (see Note 5). Proceeds of $34,000 were paid directly to Tyndale by one of the note holders. In connection with the issuance of the notes payable, the Company issued 597,708 shares of its common stock to each of the three note holders. The shares were valued at $3,000, which was the estimated fair value of the common stock on the date of issuance. The estimated fair value of the shares was recorded as interest expense in the year ended March 31, 2004.

In June 2004, the note holders converted the outstanding principal of $150,000, accrued interest of $17,500 and the 1,793,123 shares of common stock held by them into 2,151,747 shares of the Company’s Series A preferred stock (see Note 9).

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following for the years ended March 31:

	2006	2005
Current:
Federal	$-	$-
State	800	800
	800	800

Deferred:
Federal	623,000	151,000
State	106,000	43,000
	729,000	194,000
Less change in valuation allowance	(729,000)	(194,000)
	-	-
	$800	$800

No current provision for federal income tax is required for the years ended March 31, 2006 and 2005, since the Company incurred net operating losses through March 31, 2006.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$826,000		$$167,000
Deferred salaries	277,000		208,000

	1,103,000		375,000
Less valuation allowance	(1,103,000)		(375,000)

Net deferred tax assets	$-	$	$-

The provision for income taxes for fiscal 2006 and 2005 was $800, respectively, and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	2006	2005
Computed tax benefit at federal statutory rate	$(2,927,000)	$(166,000)
State income tax benefit, net of federal effect	(495,000)	(29,000)
Increase in valuation allowance	729,000	194,000
Non-deductible stock compensation	2,690,900	-
Other	2,900	1,800
	$800	$$800

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

As of March 31, 2006 the Company had net operating loss carryforwards of approximately $2,078,000 available to offset future taxable Federal and state income. The Federal and state net operating loss carryforwards expire at various dates through 2026 and 2016, respectively.

Section 382 of the Internal Revenue Code may limit utilization of the Company’s federal and California net operating loss carryforwards upon any change in control of the Company.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. The holders of the Company’s common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by the Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock. In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights.

In November 2002, the Company issued 3,496,589 shares of its common stock to White Beacon in connection with the Sublicense agreement valued at $5,850 (based on the fair value of the common stock at the date of issuance) (see Note 5).

In November 2002, the Company issued 194,255 shares of its common stock to an officer of the Company for services rendered on behalf of the Company valued at $325 (based on the fair value of the common stock at the date of issuance). The Company recorded this amount as compensation expense during the year ended March 31, 2003.

In November 2002 and March 2003, the Company issued 9,563 shares of its common stock to members of the Company’s advisory board valued at $16 (based on the fair value of the common stock at the date of issuance). The Company recorded this amount as consulting expense during the year ended March 31, 2003.

In November 2002, the Company issued 59,771 shares of its common stock to a consultant for services rendered to the Company valued at $100 (based on the fair value of the common stock at the date of issuance). The Company recorded this amount as consulting expense during the year ended March 31, 2003. The Company has agreed to issue the consultant a 1% non-dilutable ownership interest in the Company whereby the consultant will maintain a 1% ownership interest in the Company. As of March 31, 2005, the Company was in violation of the antidilution provision by 8,487 shares. Subsequently, however, the Company cured the violation by issuing an additional 59,771 shares to the consultant in May 2005 (See below).

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

In May and June 2003, the Company issued 1,793,123 shares of its common stock in connection with the issuance of notes payable of $150,000 (see Note 7). The shares were valued at $3,000 based on the fair value of the common stock at the date of issuance.

In June 2003, the Company issued 194,255 shares of its common stock to a consultant for services rendered to the Company valued at $325 (based on the fair value of the common stock at the date of issuance). The Company recorded $325 of consulting expense in connection with this transaction, which was recorded as general and administrative expense during the year ended March 31, 2004.

In September 2003, the Company issued 28,690 shares of its common stock to an employee for services rendered to the Company valued at $2,400. The shares were valued at $0.084 per share at the date of issuance based on values determined by management due to a pending private placement offering. The Company recorded $2,400 of compensation expense in connection with this transaction, which was recorded as general and administrative expense during the year ended March 31, 2004.

In December 2003, the Company issued 139,744 shares of its common stock to a consultant for services rendered to the Company valued at $11,690. The shares were valued at $0.084 per share at the date of issuance based on values determined by management due to a pending private placement offering. The Company recorded $11,690 of consulting expense in connection with this transaction, which was recorded as general and administrative expense during the year ended March 31, 2004.

In June 2004 and March 2005, the Company issued 208,872 shares of its common stock to consultants for services rendered to the Company valued at $17,473 (based on the fair value of the common stock at the date of issuance). The Company recorded consulting expense of $17,473 in connection with these transactions, which is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2005.

In October 2004 and January 2005, the Company issued 254,026 shares of its common stock to employees for services rendered to the Company valued at $21,250 (based on the fair value of the common stock at the date of issuance). The Company recorded compensation expense of $21,250 in connection with these transactions, which is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2005.

In November 2004, the Company issued 1,066,310 non-forfeitable shares of its common stock to consultants in connection with a one-year consulting agreement for strategic investment services (the “Mahoney Agreement”) valued at $89,200 (based on the fair value of the common stock at the date of issuance). The Company recorded such amount as prepaid consulting expense as of March 31, 2005 and is amortizing such amount over the one-year term of the Mahoney Agreement. During the years ended March 31, 2006 and 2005, the Company recognized $59,466 and $29,733, respectively, related to the amortization of the prepaid consulting expense, which is included in general and administrative expenses in the accompanying statements of operations. In August 2005, the Mahoney Agreement was amended (the “Amended Mahoney Agreement”) to, among other things, extend the Mahoney Agreement until November 17, 2007. The Amended Mahoney Agreement also required the consultant to provide the Company with $60,000 per month in funding in each month that the Company’s cash balance fell below $100,000. The Amended Mahoney Agreement also provided for the issuance of an additional 1,195,415 non-forfeitable shares of the Company’s common stock for services valued at $2,000,000 (based on the fair value of the common stock at the date of issuance) to be performed over the term of the Amended Mahoney Agreement. In October 2005, the consulting agreement was further amended (the “Second Amended Mahoney Agreement”) to eliminate the consultant’s requirement to fund $60,000 in each month that the Company’s cash balance fell below $100,000. In connection with the Second Amended Mahoney Agreement, the Company agreed to allow the consultants to retain the 1,195,415 shares of common stock issued in exchange for funding of $30,000 to be received over a ninety day period. As a result of the cancellation of the agreements, during the year ended March 31, 2006, the Company recorded consulting expense of $2,000,000 related to the value of the 1,195,415 shares issued in connection with the Amended Mahoney Agreement.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

In November 2004, the Company issued 597,708 shares of its common stock to investors for $50,000 in cash, or $0.084 per share.

In February and March 2005, the Company issued 460,235 shares of its common stock to investors for gross proceeds of $385,000, or $0.84 per share. In connection with this offering, the Company incurred offering costs of $47,553, which have been netted against the gross proceeds in the accompanying consolidated statement of stockholders’ deficit.

In February and March 2005, the Company issued 157,642 non-forfeitable shares of its common stock to consultants for services rendered or to be rendered to the Company valued at $131,873 (based on the fair value of the common stock at the date of issuance). Of the shares issued, 8,215 shares related to services already rendered to the Company, and accordingly, the Company recorded compensation expense of $6,873 during the year ended March 31, 2005. The remaining 149,427 shares of common stock were issued to a consultant in connection with a one-year consulting agreement for strategic investment services (the “Roundtree Agreement”) valued at $125,000 (based on the fair value of the common stock at the date of issuance). The Company recorded such amount as prepaid consulting expense as of March 31, 2005 and is amortizing such amount over the one-year term of the Roundtree Agreement. No consulting expense was recognized during the year ended March 31, 2005 as the agreement was executed at year end. During the year ended March 31, 2006, the Company recognized $125,000 related to the amortization of the prepaid consulting expense, which is included in general and administrative expenses in the accompanying consolidated statement of operations. In August 2005, the Roundtree Agreement was amended (the “Amended Roundtree Agreement”) to, among other things, extend the Roundtree Agreement until November 17, 2007. The Amended Roundtree Agreement also required the consultant to provide the Company with $20,000 per month in funding in each month that the Company’s cash balance fell below $100,000. The Amended Roundtree Agreement also provided for the issuance of an additional 896,561 non-forfeitable shares of the Company’s common stock for services valued at $1,250,000 (based on the fair value of the common stock at the date of issuance) to be performed over the term of the Amended Roundtree Agreement. In October 2005, the consulting agreement was further amended (the “Second Amended Roundtree Agreement”) to eliminate the consultant’s requirement to fund $20,000 in each month that the Company’s cash balance fell below $100,000. In connection with the Second Amended Roundtree Agreement, the Company agreed to allow the consultant to retain the 896,561 shares of common stock issued in exchange for funding of $30,000 to be received over a ninety day period. As a result of the cancellation of the agreements, during the year ended March 31, 2006, the Company recorded consulting expense of $1,250,000 related to the value of the 896,561 shares issued in connection with the Amended Roundtree Agreement.

During July 2005 and January 2006, the Company received contributions of capital of $150,000 pursuant to the terms of the Mahoney Agreement and the Roundtree Agreement.

In March 2005, the Company entered into a $15,000 note agreement with a third party which was immediately converted into common stock at $0.84 per share resulting in an issuance of 17,931 shares of common stock. No accrued interest was earned or converted in this transaction.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

In April, May, and June 2005, the Company issued 358,625 shares of common stock valued at $0.84 per share for cash resulting in gross proceeds to the Company totaling $300,000.

In May 2005, the Company issued 59,771 shares of common stock pursuant to an agreement between the Company and the consultant, wherein the Company has agreed to provide the consultant a one percent non-dilutable company ownership interest.

In May and June 2005, the Company issued 44,828 shares of common stock valued at $0.84 per share to employees resulting in salary expense of $37,500.

In August 2005 and January 2006, the Company issued 161,381 shares of common stock valued at $1.67 to employees resulting in salary expense of $270,000.

In May 2005, the Company issued 5,977 shares of common stock valued at $1.67 per share to a third party for the acquisition of the “LBgames.com” web address. The amount has been expensed as of March 31, 2006.

From May 2005 through January 2006, we issued 4,401,125 shares of common stock valued at $0.84 to $1.67 per share for consulting services under various consulting agreements for total deferred consulting expense of $6,613,343 of which $6,486,262 resulted in deferred consulting expense of the total deferred consulting, and $4,571,261 was recorded as consulting expense during the year ended March 31, 2006.

From August 2005 through January 2006, the Company issued 439,016 shares of common stock valued at $1.67 per share for cash.

In November 2005, the Company issued 77,702 shares of common stock pursuant to an agreement between the Company and the consultant, wherein the Company has agreed to provide the consultant a one percent non-dilutable ownership interest.

In December 2005, the Company issued 59,771 shares of common stock valued at $1.67 per share in exchange for a $100,000 note receivable.

In January 2006, Company entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired the Company through the purchase of the Company’s outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, the Company performed a 2.988538 for 5 reverse stock split of both its common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza performed a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

In February and March 2006, the Company issued 479,334 shares of common stock valued at $1.50 per share for cash resulting in proceeds to the Company totaling $615,000, net of funding costs of $53,000.

In February and March 2006, the Company issued 143,333 shares of common stock valued at $1.50 per share under a consulting agreement for total deferred consulting expense of $215,000 to be amortized over the term of the consulting agreement, all of which was recorded as consulting expense during the year ended March 31, 2006.

In February 2006, the Company issued 300,000 shares of common stock valued at $1.50 per share to a consultant in connection with the reverse merger. The Company recorded $450,000 as consulting expense during the year ended March 31, 2006, in connection with this transaction.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share, of which all have been designated Series A preferred stock. The holders of the Company’s Series A preferred stock are entitled to one vote per share on all matters subject to stockholder vote. The Series A preferred stock is convertible on a one for one basis into the Company's common stock at the sole discretion of the holder. The holder of the Series A preferred stock have equal rights to receive dividends when, and if, declared by the Board of Directors, out of funds legally available therefore. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders.

In June 2004, holders of $150,000 in notes payable converted the outstanding principal of $150,000, accrued interest of $17,500 and the 1,793,123 shares of common stock held by them into 2,151,747 shares of the Company’s Series A preferred stock. The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2006.

In November 2005, the Company issued 1,434,498 shares of series A preferred stock valued at $1.67 per share under a consulting agreement for total deferred consulting expense of $2,400,000 to be amortized over the term of the consulting agreement. $800,000 was recorded as consulting expense during the year ended March 31, 2006.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Guaranties and Indemnities

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. The Company has also indemnified its consultants and sub licensor against any liability arising from the performance of their services and license commitment, respectively, pursuant to their agreements. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Employment Agreements

The Company has entered into employment agreements with certain of its key employees. Such contracts provide for minimum annual salaries and are renewable annually. In the event of termination of certain employment agreements by the Company without cause, the Company would be required to pay continuing salary payments for specified periods in accordance with the employment contracts. In connection with these agreements, the Company has recorded deferred salaries of $696,836 and $518,209 at March 31, 2006 and 2005, respectively (see Note 6).

Leases

Prior to September 1, 2005, the Company did not lease an office facility. Commencing September 1, 2005, the Company entered into a month-to-month operating lease for its corporate facility in Murrieta, California. The terms of the lease provide for monthly rental payments of $3,723. Rent expense was approximately $26,000 for the year ended March 31, 2006. In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration. Future minimum monthly payments due under this lease are as follows:

Year Ending
March 31,
2007	$75,450
2008	93,560
2009	97,304
2010	101,192
2011	16,974
$384,480

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2006 and 2005

NOTE 11 - SUBSEQUENT EVENTS

The Company extended its existing facility lease for an additional three months. Beginning July 1, 2006, the Company entered into a new lease for a four year term with up to four, one year extensions.

In April 2006, the Company issued 375,033 shares of common stock valued at $1.50 per share to investors for cash resulting in proceeds totaling $562,550.

In May 2006, the Company issued 216,667 shares of common stock valued at $1.50 per share to investors for cash resulting in proceeds totaling $325,000.

In May 2006, the Company issued 30,000 shares of common stock valued at $1.50 per share under an employee agreement for total deferred compensation expense of $45,000 to be amortized over the term of the applicable agreement.

In May 2006, the Company issued 5,000 shares of common stock valued at $1.50 per share to an investor for cash totaling $7,500.

In June 2006, the Company issued 180,000 shares of common stock valued at $1.50 per share to an investor for cash totaling $270,000.

In June 2006, the Company issued 26,667 shares of common stock valued at $1.50 per share to an investor for cash totaling $40,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of our disclosure controls and procedures. They have concluded after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2006, that as of such date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us would made known to them by others.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive officers of the Registrant

Our directors and executive officers as of June 26, 2006, include the following persons:

Name	Age	Position

Troy A. Lyndon	41	Chairman & Chief Executive Officer

Jeffrey S. Frichner	47	Director, President and Secretary

Thomas H. Axelson	62	Director and Chief Financial Officer

Ray Dixon	53	Director

Troy A. Lyndon, chief executive officer and chairman of the board of directors, age 41, is the chief executive officer of Left Behind Games Inc. As the former chief executive officer of Studio Arts Multimedia, Inc., he managed and worked to develop six multi-million dollar video game projects for Corel Corporation. Previously, Mr. Lyndon served as president of Park Place Productions where he managed operations, including the publication and/or development for over 50 video game projects. Park Place Productions under Mr. Lyndon’s leadership, became North America’s largest independent video game development company. Mr. Lyndon has over 20 years experience in the management and development of software projects, including computer and video game products such as Madden Football, Batman Returns, Defender of the Crown, and Street Fighter. Mr. Lyndon is also a recipient of the Entrepreneur of the Year award from Inc. Magazine, Merrill Lynch and Ernst & Young. Mr. Lyndon has also served many ministries and Christian publishers, including the Billy Graham Evangelistic Association, Campus Crusade for Christ International, the Bright Media Foundation, the publisher of the Left Behind book series and Biblesoft.

Jeffrey S. Frichner, president, secretary and member of the board of directors, age 47, is the president and secretary of Left Behind Games Inc. Previously, he was national accounts manager for Raindance Communications, Inc. formerly Evoke Communications, Inc. Prior to that, Mr. Frichner was the director of business development for Enable Incorporated where his efforts directly contributed to the successful acquisition of the company by Cotelligent, Inc. Previously, he was Vice President of Corporate Finance and Investments for Janda, Phillips and Garrington, LLC. Prior, Mr. Frichner was a registered representative and held the position of account executive and retirement planning specialist with Dean Witter Reynolds. He holds a BA in business and marketing from National University and is a former United States Marine.

Thomas H. Axelson, chief financial officer and member of the board of directors, age 62, is the chief financial officer of Left Behind Games Inc. He also currently serves as the Director of Administration and the chief financial officer of the largest ministry of Campus Crusade for Christ International. For more than 28 years, Mr. Axelson has devoted his life to ministry. During the past 15 years, he has managed allocations of more than $350 million to support Campus Crusade for Christ operations worldwide. Mr.Axelson received his B.S. in Chemistry and Biology from Bemidji State University and holds an M.A. in Management from Claremont Graduate School.

Ray Dixon, member of the board of directors, age 53, has decades of experience in operations management of publishing and lending institutions. As President of Morgan Rae Publishing, he is experienced in manufacturing and distribution of products for the general and Christian marketplaces. Further, Mr. Dixon has 22 years experience in real estate finance and investments and has served as COO for Southpointe Financial, recognized as a leader in mortgage lending.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to us and filings made with the SEC, we believe that, during the fiscal year ended March 31, 2006, Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were not complied with. Messrs. Lyndon and Frichner filed Form 3s on April 21, 2006. Messrs. Dixon and Axelson have yet to file Form 3s. We expect that within the present fiscal year that all of our directors, officers, and greater than ten percent beneficial owners will file Form 3s and Form 4s necessary to fully comply with Section 16(a) filing requirements applicable to each of them.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended March 31, 2006, March 31, 2005 and March 31, 2004 or that was earned by our chief executive officer and our other executive officers is detailed in the following table.

					Long-Term Compensation
		Annual Compensation			Awards	Payouts
Name and Principal Position	Year(1)	Salary(2)	Bonus	Other Annual Compensation	Securities Underlying Options(#)	LTIP Payouts	All Other Compensation
Troy A. Lyndon (3) Chairman and Chief Executive Officer	2006	120,973
	2005	71,944
	2004	$95,000	$-	$-	-	$-	-

Jeffrey S. Frichner (4) President	2006	126,878
	2005	110,792
	2004	$95,000	$-	$-	-	$-	-

Robert E. Kistler (5) Director	2006	-
	2005	-
	2004	$-	$-	$-	-	$-	-

(1)
Deferred salaries for Messrs. Lyndon, Frichner and Axelson may be converted into common stock at a post-reverse split rate of $0.084 per share for all deferred compensation earned through December 31, 2004, a rate of $0.84 for deferred compensation earned between January 1, 2005 and May 31, 2005, a rate of $1.67 per share for all deferred compensation earned between June 1, 2005 and January 31, 2006, and at a rate of $1.50 per share since February 1, 2006.

(2)	All Executive officer salaries were deferred until October 2004. Cash has been paid since that date.
(3)	Troy A. Lyndon deferred his compensation through October 2004, but no longer defers his compensation.
(4)	Jeffrey S. Frichner deferred his compensation through October 2004, but no longer defers his compensation.
(5)
Robert E. Kistler served as our principal executive officer through February 7, 2006, but did not receive a salary. During the fiscal year ended March 31, 2004, Mr. Kistler received $2,750 in cash and 10,000 shares of a privately held company valued at $2,500 for his services as a director.

Long-Term Incentive Plan Awards/Employment Agreements

We do not maintain any long-term incentive plans. However, we intend to implement an ESOP plan in the next 12 months. Additionally, our executive management, Messrs. Lyndon, Frichner and Axelson, may convert all or some of their deferred compensation to common stock.

We have employment agreements with each of our three executives. The employment agreements are substantially similar except with respect to compensation. Each agreement provides for:

An at will term for the employee wherein he may resign or where he is terminated without cause is entitled to receive an amount equal to six (6) months' compensation;

A monthly salary, plus reimbursement of expenses; and

A covenant to not engage anywhere directly or indirectly in (as a principal, shareholder, partner, director, officer, agent, employee, consultant or otherwise) or be financially interested in any for profit business which is involved in business activities which are the same as, similar to, or in competition with business activities carried on by LBG or any business that is a current or potential customer, broker or competitor of LBG without prior written approval from the Board of Directors of LBG

Under the employment agreements, Messrs. Lyndon, and Frichner are entitled to $150,000 per year, respectively, in compensation. In the future, based upon revenue benchmarks, this amount can increase along with increased revenues to up to $300,000 per year, plus a respective $150,000 bonus and up to a respective $5,000 per month expense account to be spent at their discretion. The board recently approved additional compensation to Messrs. Lyndon and Frichner up to $25,000 in advance compensation in place of a future reduction of bonuses equal to twice this amount. Mr. Axelson is entitled to $24,000 per year. In the future, based upon revenue benchmarks, this amount can increase with revenues up to $150,000 per year, plus a $50,000 bonus and up to a $5,000 per month expense account to be spent at his discretion. In addition to their current base compensation, each of our officers receives money for reimbursement of corporate expenses and reasonable auto expenses.

Option Grants

        We did not grant any options to our executive officers in the fiscal year ended March 31, 2006.

Option Exercises and Year-End Option Values

None of our executive officers held any options as of March 31, 2006.

Compensation of Our Independent Directors

Each of our directors who are not also an employee receives director fees not to exceed $10,000 per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table presents information about the beneficial ownership of our voting securities as of June 26, 2006 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our voting securities;

•	each of our directors and named executive officers;

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership of our shares of voting securities subject to this SEC filing is based on a total of 19,718,270 combined shares of voting preferred and common stock outstanding as of June 27, 2006, plus an additional 5,990,391 total shares that may be issued at any time at the unilateral demand of Troy A. Lyndon, Jeffrey S. Frichner and Thomas Axelson pursuant to conversion of their deferred compensation totaling $696,836.

Name and Address of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned (1)	Percentage of Class
Troy A. Lyndon (2) 25060 Hancock, Suite 103 Box 110 Murrieta, California 92562	Common Stock	3,990,735	15.52%

Jeffrey S. Frichner (3) 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock	4,469,757	17.39%

Thomas H. Axelson (4) 29931 Mirongo Place Laguna Nigel, CA 92677	Common Stock	1,120,303	4.36%

Southpointe Financial (5) 26471 Rancho Parkway South, Suite A Lake Forest, CA 92630	Preferred Stock (6)	1,434,700	5.58%

Robert E. Kistler (7) 26505 N. Bruce Rd. Chattaroy, WA 99003-7720	Common Stock	145,329	0.57%

Hobart Teneff (8) P.O. Box 30446 Spokane, WA 99223	Common Stock	94,738	0.37%

Terrence Dunne (9) 601 W. Main Ave., Ste. 1017 Spokane, WA 99201	Common Stock	192,500	0.75%

Thomas N. Mahoney 11995 El Camino Real, Suite 301 San Diego, CA 92130	Common Stock	1,429,717	5.56%

James J. Mahoney 11995 El Camino Real, Suite 301 San Diego, CA 92130	Common Stock	1,429,717	5.56%

Damon Parker (10) 2730 Mountain View Escondido, CA 92027	Common Stock and Preferred Stock	1,604,845	6.24%

Robert DeVries 1671 Via Sevilla St. Corona, CA 92881	Common Stock	1,219,324	4.74%

Total (total 4 officers and directors)		11,015,495	42.85%

(1)
Calculates outstanding securities plus securities that the group may acquire within the next 60 days pursuant to privileges to convert deferred salary and/or preferred shares. All of these securities, including those derived from conversion of deferred salaries reflect the reverse split of Left Behind Games and the 4 for 1 reverse split of Bonanza Gold effectuated prior to the closing of the Share Exchange Agreement.

(2)
Troy A. Lyndon is our chief executive officer and a member of our board of directors. Mr. Lyndon beneficially owns 1,748,295 shares of our common stock through his 50% ownership of White Beacon Inc.’s 3,496,589 shares. In addition, he has the present right to convert his deferred compensation into an additional 2,242,441 shares of our common stock at post reverse split rate of $0.084 per share .

(3)
Jeffrey S. Frichner is our president and a member of our board of directors. Mr. Frichner beneficially owns 1,748,295 shares of our common stock through his 50% ownership of White Beacon Inc.’s 3,496,589 shares. In addition, he has the present right to convert his deferred compensation into an additional 2,721,463 shares of our common stock at post reverse split rate ranging from $0.084 to $1.68 per share.

(4)
Thomas H. Axelson is our senior vice president, chief financial officer and a member of our board of directors. Mr. Axelson beneficially owns 194,255 shares of our common stock. In addition, he has the present right to convert his deferred compensation into an additional 926,048 shares of our common stock at post reverse split rate ranging from $0.084 to $1.68 per share.

(5)	Ray Dixon has voting and investment control of Southpointe Financial. Ray Dixon is a member of our board of directors and is the owner of 1,434,498 shares of our series A preferred stock.
(6)	Our series A preferred stock is convertible into common stock on a 1 for 1 basis at his sole discretion of the holder.
(7)	Robert E. Kistler was a member of our board of directors until February 7. 2005.
(8)	Hobart Teneff was a member of our board of directors until February 7. 2005.
(9)	Terrence Dunne was a member of our board of directors until February 7. 2005.
(10)	Damon Parker’s 1,604,845 shares of voting stock consist of 1,434,498 shares of our series A preferred stock and 170,347 shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Third Party Companies Owned by Executive Officers

We have entered into related party transactions with LB Games Ukraine, LLC, a management company in which Troy A. Lyndon, our chief executive officer is the majority shareholder. LB Games Ukraine, LLC, currently employs several workers within the offices of a development company in the Ukraine. In addition, we have paid LB Games Ukraine, LLC, approximately $119,000 for management services rendered during fiscal 2006. In accordance with Mr. Lyndon’s employment agreement with LBG, he received no compensation or financial benefit from LB Games Ukraine, LLC’s ongoing operational funds resulting from his ownership of LB Games Ukraine, LLC. Left Behind Games’ financials have been consolidated with those of LB Games Ukraine, LLC herein.

Ownership of Securities by Management

Our majority shareholder is White Beacon Inc., a Delaware Corporation (“White Beacon”), an entity beneficially owned and controlled by Troy A. Lyndon, our chief executive officer, and Jeff Frichner, our president. White Beacon holds an exclusive worldwide license from the publisher of the Left Behind book series to develop, manufacture and distribute video games and related products based on the “Left Behind Series” of novels published by the publisher of the Left Behind book series. White Beacon has granted us a sublicense to exploit the rights and fulfill the obligations of White Beacon under the license. All of the shares of common stock presently issued and outstanding are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, and, as such, may not be sold in the absence of registration under the Securities Act of 1933, as amended or the availability of an exemption from registration.

Our Directors’ Other Business Activities

Our directors are involved in a variety of business and professional activities outside of managing our operations. These other activities may result in a conflict with respect to the allocation of management resources away from our operations and to other activities.

Management of the Company

Our Management devotes only such time to our operations as they, in their sole discretion deem necessary to carry out our operations effectively. Our officers and directors may work on non-profit projects in accordance with their respective employment agreements. Conflicts of interest may arise in allocating management time, services or functions among such affiliates.

Limitation of Rights

Our Bylaws provide that our management will not be liable for actions taken by them in good faith in furtherance of our business, and will be entitled to be indemnified by us in such cases. Therefore, our stockholders may have a more limited right against the management, their affiliates and their respective related parties than they would have absent such limitations in the Bylaws. In addition, indemnification of the management, their affiliates and their respective related parties could deplete our assets possibly resulting in loss by the stockholders of a portion or all of their investment.

ITEM 13. EXHIBITS

(a)  Exhibits (filed with this report unless indicated below)

Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

        On February 2, 2006, we filed a report on Form 8-K, as subsequently amended by reports on Form 8-K/A that we filed on February 14, 2006 and February 21, 2006, in which we announced our entry into a material definitive agreement wherein we acquired Left Behind Games Inc. as a subsidiary pursuant to a share exchange agreement. The 8Ks also disclose the issuance of securities to our subsidiary’s shareholders in connection with the share exchange agreement. The 8Ks also set out in connection with the share exchange agreement changes in our certifying accountant from DeCoria, Maichel & Teague P.S. to Corbin & Company, LLP, changes in control and the departure of directors and principal officers, election of directors; and appointment of new principal officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Corbin & Company LLP billed us $43,230 for audit-related services during the year ended March 31, 2005. Corbin & Company LLP billed us $43,476 for audit-related services during the year ended March 31, 2006.

Audit Fees. The aggregate fees billed for the years ended March 31, 2006 and 2005 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended March 31, 2005 and 2004 for the audit or review of our financial statements that are not reported under Audit Fees.

All Other Fees. The aggregate fees billed for the years ended March 31, 2006 and 2005 were for services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents.

Financial Policies and Procedures. Our management has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, management pre-approves both the type of services to be provided by Corbin & Company, LLP and the estimated fees related to these services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 27, 2006.

LEFT BEHIND GAMES INC.

By: /s/ Troy A. Lyndon
Troy A. Lyndon, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas H. Axelson
Thomas H. Axelson, Chief Financial Officer
(Principal Financial Officer)