Form 10QSB
period 2006-06-30
LEFT BEHIND GAMES, INC.
filed 2006-08-21
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-50603
(Commission File No.)

LEFT BEHIND GAMES INC.

_________________________________________________________________________________

(Exact name of registrant as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
25060 Hancock Avenue Suite 103 Box 110
Murrieta, California 92562
(Address of principal executive offices)

(951) 894-6597
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of August 18, 2006, the Registrant had 17,158,360 shares of common stock outstanding.

_________________________________________________________________________________

Part I – Financial Information

Item 1. Financial Statements

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
	June 30,	March 31,
	2006	2006
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$46,582	$393,433
Prepaid royalties	250,000	250,000
Prepaid consulting	2,160,418	3,515,000
Other prepaid expenses and current assets	7,741	4,411

Total current assets	2,464,741	4,162,844

Property and equipment, net	149,211	42,085
Prepaid royalties	25,000	-
Intangible assets, net	47,718	36,329
Other assets	48,709	3,439

	$2,735,379	$4,244,697

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$437,920	$296,222
Royalty payable to related party	150,000	150,000
Deferred salaries	702,836	696,836

Total current liabilities	1,290,756	1,143,058

Total liabilities	1,290,756	1,143,058

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 3,586,245 shares issued and outstanding;
liquidation preference of $188,500	3,586	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized;
16,108,693 and 15,298,658 shares issued and outstanding as of
June 30, 2006 and March 31, 2006, respectively	16,109	15,299
Additional paid-in-capital	13,802,895	12,729,907
Stockholder receivable	(210,000)	(100,000)
Deficit accumulated during the development stage	(12,167,967)	(9,547,153)

Total stockholders' equity	1,444,623	3,101,639

	$2,735,379	$4,244,697

See accompanying notes to the financial statements.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
			For the Period
			August 27, 2002
			(Date of
	For the Three Months Ended		Inception)
	June 30,		Through
	2006	2005	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Net revenues	$-	$-	$-

Cost of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	2,431,352	228,549	11,311,695
Research and development	188,701	190,924	835,767

Total operating expenses	2,620,053	419,473	12,147,462

Operating loss	(2,620,053)	(419,473)	(12,147,462)

Other income (expense):
Interest expense	-	-	(20,500)
Other income	39	17	3,195

Total other income (expense), net	39	17	(17,305)

Loss before provision for income taxes	(2,620,014)	(419,456)	(12,164,767)

Provision for income taxes	800	-	3,200

Net loss	$(2,620,814)	$(419,456)	$(12,167,967)

Net loss available to common stockholders per common share:
Basic and diluted	$(0)	$(0)

Weighted average common shares outstanding:
Basic and diluted	15,766,945	7,739,817

See accompanying notes to the financial statements.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			August 27, 2002
			(Date of
	For the Three Months Ended		Inception)
	June 30,		Through
	2006	2005	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,620,814)	(419,456)	(12,167,967)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	10,394	1,652	24,554
Estimated fair value of common stock issued to
consultants for services	1,482,082	-	7,897,097
Estimated fair value of common stock issued to
employees for services	45,000	-	386,090
Estimated fair value of common stock issued to
noteholders for interest expense	-	-	3,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,330)	(20,740)	(8,351)
Other assets and prepaid royalties	(45,270)	-	(48,709)
Accounts payable and accrued expenses	141,698	30,013	455,420
Deferred salaries	6,000	71,302	702,836

Net cash used by operating activities	(984,240)	(337,229)	(2,756,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and prepaid royalties	(36,740)	(3,050)	(138,016)
Purchases of property and equipment	(117,169)	(12,052)	(168,617)

Net cash used in investing activities	(153,909)	(15,102)	(306,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	-	131,000
Contributed capital per settlement of consulting
agreements	-	-	150,000
Proceeds from issuance of common stock, net of
issuance costs	791,298	300,610	2,828,245

Net cash provided by financing activities	791,298	300,610	3,109,245

NET INCREASE (DECREASE) IN CASH	(346,851)	(51,721)	46,582

CASH—Beginning of period	393,433	215,974	-

CASH—End of period	46,582	164,253	46,582

See accompanying notes to the financial statements.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			August 27, 2002
			(Date of
	For the Three Months Ended		Inception)
	June 30,		Through
	2006	2005	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	-	-	-

Income taxes	1,600	-	4,756

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and
common stock into Series A preferred stock	-	-	170,500

Conversion of note payable into common stock	-	-	15,000

Payment of prepaid royalty as part of a note payable	-	-	34,000

Commitment to pay royalties under a license agreement	-	-	150,000

Issuance of common stock as part of prepaid
consulting agreements	-	-	214,200

Issuance of common stock in exchange for a
note receivable	110,000	-	210,000

See accompanying notes to the financial statements.

LEFT BEHIND GAMES INC.

(A Development Stage Company)

  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

The Company’s majority shareholder is White Beacon, Inc., a Delaware Corporation (“White Beacon”), an entity beneficially owned and controlled by the Company’s chief executive officer and its president. White Beacon holds an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the “LEFT BEHIND SERIES” of novels published by Tyndale. White Beacon has granted the Company a sublicense (the “Sublicense”) to exploit the rights and fulfill the obligations of White Beacon under the License (see Note 4).

BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Such rules and regulations allow the Company to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these condensed consolidated financial statements reflect all

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

adjustments (consisting of normal, recurring adjustments)  that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.  The information included in this Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB for the year ended March 31, 2006. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2007.

NOTE 2– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Left Behind Games Inc. and, effective July 2005, include the accounts of LB Games Ukraine LLC (“LB Games Ukraine”), a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Reverse Stock Split

Effective January 26, 2006, the Company effected a 2.988538 for 5 reverse stock split of its common and preferred stock outstanding.  All share and per share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

Risks and Uncertainties

The Company maintains its cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Company did not exceed the $100,000 limit as of June 30, 2006. At March 31, 2006, the Company had balances of approximately $284,000 in excess of the FDIC insurance limit.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant estimates include recoverability of prepaid royalties and other long-lived assets and the realizability of deferred tax assets.

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

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

Intangible Assets

Sublicense Agreement

The cost of the Sublicense agreement is amortized on a straight-line basis over the initial term of the Sublicense agreement, which is four years.

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The cost of trademarks will be amortized on a straight-line basis over their estimated useful lives, once the trademark applications have been accepted.

Royalties

The Company’s Sublicense agreements require payments of royalties to the licensor.  The sublicense agreements provide for royalties to be calculated as a specified percentage of sales and provides for guaranteed minimum royalty payments.  Royalties payable calculated using the agreement percentage rates will be recognized as cost of sales when the related sales are recognized.  Guarantees advanced under the Sublicense agreements are recorded as prepaid royalties until earned by the licensor, or considered to be unrecoverable.  The Company evaluates prepaid royalties regularly and expenses prepaid royalties to cost of sales to the extent projected to be unrecoverable through sales.

In April 2006, the Company entered into a license agreement with a record company for the use of certain music recordings to be used in connection with the company’s production of games. The license agreement requires the Company to pay royalties to the record company at a rate of $.05 per unit and also requires the payment of other fees. The agreement remains in effect for two years.

At June 30, 2006 and March 31, 2006, the Company has recorded a total of $275,000 and $250,000, respectively, in prepaid royalties in connection with its Sublicense agreements.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  At June 30, 2006, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for the Company’s products, which could result in impairment of long-lived assets in the future.

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

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

Stock-Based Compensation

Effective April 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three months ended June 30, 2006 includes: (a) compensation cost for all share –based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2006, the Company had no options outstanding and therefore believes the adoption of SFAS No. 123(R) to have an immaterial effect on the accompanying financial statements.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by the Company’s stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

Stock-Based Compensation, continued

SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

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

In accordance with EITF Issue No. 00-18, Accounting Recognition for Certain Accounting Transactions Involving Equity Instruments Granted to Other Than Employees, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company has recorded the fair value of the common stock issued for certain consulting services as prepaid expenses in its consolidated balance sheet.

Basic and Diluted Loss per share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. If such amounts were included in diluted earnings per share, they would have resulted in weighted average common shares of 21,833,497 as of June 30, 2006. For the period ending June 30, 2005 there were no dilutive shares outstanding.

Foreign Currency

Management has determined that the functional currency of LB Games Ukraine is the local currency. Assets and liabilities of the Ukraine subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses,  are translated at an average exchange rate for the period and the translation gain or loss are accumulated as a separate component of stockholders’ equity. Management has determined that translation gain or loss did not have a material impact on stockholders’ equity as of June 30, 2006 and March 31, 2006, respectively.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three months ended June 30, 2006.

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

Comprehensive income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains during the three months ended June 30, 2006.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate their fair value due to their short maturities.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue and has incurred net losses of $12,167,967 and had negative cash flows from operations of $2,756,030 since its inception through June 30, 2006. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital requirements by issuing additional equity securities and is currently in the process of soliciting additional capital. No assurance can be given that additional capital will be available when required or on terms acceptable to the Company. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTIES

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

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

NOTE 4 – RELATED PARTIES - continued

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

During the year ended March 31, 2003, the Company paid $100,000 to Tyndale as a non-refundable advance against the guaranteed minimum royalty of $250,000 payable to Tyndale during the initial four-year term. The remaining guaranteed minimum royalty of $150,000 has been accrued by the Company and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2006.

NOTE 5 – CONVERTIBLE DEFERRED SALARIES

As of June 30, 2006 and March 31, 2006, the Company had $702,836 and $696,836, respectively, of deferred salaries due to officers of the Company.  The deferred salary, at the option of the respective officer, can be converted into shares of the Company’s common stock at the value of the Company’s common stock in effect at the time the salary was earned.  Deferred salary and the respective conversion rates are as follows:

Deferred	Conversion
Salary	Rate
$488,376	$ 0.084
84,167	$ 0.84
98,289	$ 1.67
32,004	$ 1.50
$702,836

The total number of shares of the Company’s common stock that may be issued under the conversion provisions was 5,994,391 as of June 30, 2006.

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

NOTE 6 – STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2006, the Company issued 695,035 shares of common stock for total proceeds of $901,298 (net of offering costs of $141,250) of which $110,000 was not yet received as of June 30, 2006, and was therefore included as an additional stockholder receivable in the accompanying balance sheet as of June 30, 2006.

During the three months ended June 30, 2006, the Company issued 85,000 shares of common stock for services provided, valued at $127,500 (based on closing price on the respective grant date).

During the three months ended June 30, 2006, the Company issued 30,000 shares of common stock, valued at $45,000 (based on the closing price on the respective grant date), to an employee as additional compensation.

In prior periods the Company had issued shares of common stock to consultants and employees for service contracts. During the three months ended June 30, 2006 the Company amortized a total of $754,582 to consulting expense related to these service contracts.

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

In June 2004, holders of $150,000 in notes payable converted the outstanding principal of $150,000, accrued interest of $17,500 and the 1,793,123 shares of common stock held by them into 2,151,747 shares of the Company’s Series A preferred stock. The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at June 30, 2006.

In November 2005, the Company issued 1,434,498 shares of series A preferred stock valued at $1.67 per share under a consulting agreement for total deferred consulting expense of $2,400,000 to be amortized over the term of the consulting agreement. $600,000 was recorded as consulting expense during the three months ended June 30, 2006.

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Guaranties and Indemnities

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions.  The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware.  The Company has also indemnified its consultants, investment bank, and sublicensor against any liability arising from the performance of their services and license commitment, respectively, pursuant to their agreements.  In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility.  The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Employment Agreements

The Company has entered into employment agreements with certain of its key employees.  Such contracts provide for minimum annual salaries and are renewable annually.  In the event of termination of certain employment agreements by the Company without cause, the Company would be required to pay continuing salary payments for specified periods in accordance with the employment contracts.  In connection with these agreements, the Company has recorded deferred salaries of $702,836 and $696,836 at June 30, 2006 and March 31, 2006, respectively (see Note 5).

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration. During the three months ended June 30, 2006 and 2005, the Company recorded approximately $15,100 and $0, respectively, of rent expense.

Investment  Banking Services Agreement

The Company entered into an agreement with Great Eastern Securities, an NASD registered broker dealer, whereby Great Eastern Securities became the Company’s exclusive investment banker for the purpose of raising a minimum investment of $500,000, up to a maximum of $5,000,000. The agreement is to expire on October 31, 2006. (See NOTE 8 – SUBSEQUENT EVENTS). The Company issued  Great Eastern Securities 50,000 shares of common stock at $1.50 per share  during June 2006 for their services.

LEFT BEHIND GAMES INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________

Investment Banking Services Agreement, continued

The responsibilities of Great Eastern Securities are limited to introducing potential investors to the Company and it does not have the authority to offer to sell or sell any securities or debt instruments of the Company. Great Eastern Securities is to be paid a commission of 10% of the cash proceeds from applicable debt financing or equity investment when the Company has received the aggregate minimum amount of $500,000. In addition, Great Eastern Securities will receive a fee of $50,000 and a non-accountable expense allowance that is equal to 3% of the gross funds received by the Company, when debt financing and/or equity investment have reached the aggregate minimum of $500,000. Also, upon consummation of an equity investment, Great Eastern Securities will receive warrants to purchase shares of common stock equal to 10% of the gross proceeds divided by the closing price of the Company’s common stock on the date on which the transaction is consummated. The exercise price is equal to 150% of the average per share price of the corresponding equity transaction. During the six months ended  June 30, 2006, the Company issued 72,161 warrants to Great Eastern Securities at an  exercise price of $2.25. Using the Black-Scholes pricing model, the value of warrants issued was determined to be  approximately $126,000. The Black-Scholes pricing model used the following assumptions: expected exercise term of 3 years, a risk-free rate of 4.5% and  estimated volatility of 82.8%.

NOTE 8 – SUBSEQUENT EVENTS

Effective July 31, 2006, the agreement with Great Eastern Securities was extended until October 31, 2006. In addition to extending the original engagement agreement term, the Company was to issue an additional  100,000 shares of common stock to Great Eastern Securities as additional consideration at $1.50 per share. These shares were issued in August 2006.

During July and August 2006, the Company issued 586,000 shares of common stock valued at $879,000 for services provided to the Company. Additionally, the Company issued 363,667 shares of common stock for total cash proceeds of $545,500.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This document contains statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly  report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

o	continued development of our technology;

o	dependence on key personnel;

o	competitive factors;

o	the operation of our business; and

o	general economic conditions.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

Overview

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

We are developing our first high quality video game and other associated products based upon the Left Behind trademark. We expect to release the first completed game in October 2006. Although we received net proceeds of $901,298, of which $110,000 was not received in cash as of June 30, 2006 and was included as an additional stockholder receivable,  from the sale of 695,035 shares of common stock during the quarter ended June 30, 2006, we had cash on hand of just $46,582 as of June 30, 2006. Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements in our form 10-KSB filed in June 2006 included a “going concern” qualification.

Cash requirements, Liquidity and Capital Resources

At June 30, 2006 we had $46,582 of cash compared to $393,433 at March 31, 2006, a decrease of $346,851. At June 30, 2005, we had cash of $164,253. For the three months ended June 30, 2006 we issued 695,035 shares of common stock valued at $1.50 for cash resulting in net proceeds of $901,298, of which $110,000 was not received in cash as of June 30, 2006 and was included as an additional stockholder receivable.

At June 30, 2006, we had a working capital position of $1,173,985 compared to a  working capital position of $3,019,786 at March 31, 2006.This decrease is largely attributable to the amortization of prepaid consulting expenses.

Since our inception in August 2002 through June 30, 2006, we have raised approximately  $2.8 million through funds provided by founders and private placement offerings. This has been sufficient to keep development of our first product moving forward without delay. Although we expect this trend to continue, we can make no guarantee that it will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds its minimum requirements, we may expect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services it may not otherwise be able to obtain without cash.

Three Months Ended June 30, 2006 Compared to three Months  Ended June 30, 2005; and Cumulative from August 27, 2002 (Date of Inception) to June 30, 2006

Results of Operations

Net Revenues. As of June 30, 2006 and 2005, we have generated no significant revenue as we moved forward to complete the development of our first product. Our first product is anticipated to be released in October 2006. We may choose to release our first product in the months that follow to take full advantage of the holiday marketing season.

Operating Expenses. Operating expenses were $2,620,053 for the three months ended June 30, 2006, compared to $419,473 for the three months ended June 30, 2005, an increase of 525%. In addition, operating expenses were $12,147,462 from August 27, 2002 (Date of Inception) to June 30, 2006. These increases are directly attributable to the growth of our development team and the corresponding increase in wages and salaries and employee benefits as well as increases in operating expenses such as advertising expenditures and public relations expenditures and the amortization of prepaid consulting expenses of $1,354,582. During the three months ended June 30, 2006 the Company issued 85,000 shares of common stock for services provided, valued at $127,700. During the three months ended June 30, 2006, the Company issued 30,000 shares of common stock, valued at $45,000 to an employee as additional compensation.

Liquidity and Capital Resources. At June 30, 2006, we had $46,582 of cash compared to $164,253 at June 30, 2005. During the three months ended June 30, 2006 we issued 695,035 shares of common stock valued at $1.50 for cash resulting in net proceeds of $901,298 of which $110,000 was not received in cash as of June 30, 2006 and was included as an additional stockholder receivable.

Net Loss. We reported a net loss of $2,620,814 for the three months ended June 30, 2006, compared to a net loss of $419,456 for the three months ended June 30, 2005, resulting in an increased loss of $2,201,358. In addition, our accumulated deficit at June 30, 2006 totaled $12,167,967. These increases are attributable primarily to the factors discussed above.

Operating Activities. For the three months ended June 30, 2006 operating activities used cash of $984,240. For the three months ended June 30, 2005 operating activities used cash of $337,229. The net loss for the three months ended June 30, 2006 and 2005 was $2,620,814 and $419,456, respectively, an increase of $2,201,358. From August 27, 2002 (Date of Inception) through June 30, 2006, operating activities used cash of $2,756,030.

Investing Activities. Cash used in investing activities was $153,909 for the three months ended June 30, 2006, compared to $15,102 for the three months ended June 30, 2005. The increase was largely attributable to purchases of property and equipment. From August 27, 2002 (Date of Inception) through June 30, 2006, investing activities related to the purchase of property and equipment and payments for trademarks and prepaid royalties used cash of $306,633.

Financing Activities. Cash provided by financing activities (proceeds from the issuance of common stock, net of issuance costs) was $901,298, of which $110,000 was not received in cash as of June 30, 2006 and was included as an additional stockholder receivable,  for the three months ended June 30, 2006, compared to $300,610 for the three months ended June 30, 2005. From August 27, 2002 (Date of Inception) through June 30, 2006 cash provided by financing activities was $3,109,245. Proceeds from the issuance of common stock, net of issuance costs was $2,828,245.

Going Concern

We have not generated any revenue and have incurred net losses of $12,167,967 and had negative cash flows from operations of $2,756,030 since our inception through June 30, 2006. Our ability to continue as a going concern is dependent upon out ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital requirements by issuing additional equity securities and is currently in the process of soliciting additional capital. Management has entered into an agreement with Great Eastern Securities, a NASD registered broker dealer, whereby Great Eastern Securities became our exclusive investment banker for the purpose of raising a minimum investment of $500,000, up to a maximum of $5,000,000. Great Eastern Securities is limited to introducing potential investors to us and it does not have the authority to offer to sell or sell any securities or debt instruments of the Company.  No assurance can be given that additional capital will be available when required or on terms acceptable to us. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

Our independent registered public accounting firm has previously indicated in its report included with the Form 10-KSB filed in June 2006 that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Impairment of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At June 30, 2006, our management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three months ended June 30, 2006 includes: (a) compensation cost for all share –based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2006, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) to have an immaterial effect on the accompanying financial statements.

We calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. Our determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by our stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

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

In accordance with EITF Issue No. 00-18, Accounting Recognition for Certain Accounting Transactions Involving Equity Instruments Granted to Other Than Employees, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we have recorded the fair value of the common stock issued for certain consulting services as prepaid expenses in its consolidated balance sheet.

Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, we may alter our marketing, capital expenditure plans or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by us or any other person that our company objectives or plans will be achieved.

Item 3.  Controls and Procedures

We carried out an evaluation as of June 30, 2006, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to June 30, 2006, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2006, we received $901,298 from the sale of 695,035 shares of common stock.

During the period, we also issued 85,000 shares of common stock for services provided, valued at $127,500 (based on closing price on the respective grant date). We also issued 30,000 shares of common stock, valued at $45,000 (based on the closing price on the respective grant date), to an employee as additional compensation.

We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on April 18, 2006. The holders of 10,590,284

(63.88%) of the Company’s 16,577,946 outstanding shares as of the record date were present at the meeting in person or by proxy. The only matters submitted to a vote of shareholders were 1.

Change our company name to Left Behind Games Inc., 2. Elect Troy A. Lyndon, Jeffrey

Frichner, Thomas Axelson and Ray Dixon to the board of directors; 3. Authorize Corbin & Company,

LLP, located in Irvine, California to provide audits for the Company on an ongoing basis.

With respect to the proposal that the number of shared voted in favor of the proposal to change our name to Left Behind Games was 10,584,934; the number of shares voted against such proposal was 4,825; and the number of shares that abstained was 525.

With respect to the proposal to elect Troy A. Lyndon, Jeffery Frichner, Thomas Axelson and Ray Dixon to our board of directors was 10,587,059; the number of shares voted against such proposal was 1,825; and the number of shares that abstained was 1,400.

With respect to the proposal to authorize Corbin & Company, LLP, to provide our audits on an ongoing basis: was 10,587,809; the number of shares voted against such proposal was 1,825.

Item 5.  Other Information.

On June 20, 2006, we entered into an agreement with Chance Thomas for him to provide the score for "LEFT BEHIND: Eternal Forces." Mr. Thomas was involved in the creation of the music for the "X-Men: The Official Movie Game," "King Kong", and Vivendi's "Lord of the Rings" series.

On June 7, 2006, Double Fusion, an in-game advertising technology and service provider,

agreed  to provide in game advertising and product placement for "Left Behind: Eternal Forces"

which is set in New York City. Before game development began, we shot thousands of photos in the streets of New York City. We intend for advertising secured by Double Fusion to be integrated on the billboards and video screens that actually exist in the Big Apple, in Times Square and other well known sections of the city.

Double Fusion has relationships with ad agencies worldwide. Advertising will be integrated directly into the game, taking advantage of the capabilities of the  Double Fusion software and services platform. The Double Fusion technology platform allows advertisements to be dynamically changed and updated within the title, in a trackable and measurable fashion, and supports 3D and video advertising placement opportunities as well as billboards and other static graphic images.

Item 6.  Exhibits and Reports on Form 8-K.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEFT BEHIND GAMES INC.

Dated:  August 21, 2006

By: /s/ Troy Lyndon

Troy Lyndon, Chief Executive Officer

 (Principal Executive Officer)

By: /s/ Thomas Axelson

Thomas Axelson, Chief Financial Officer

(Principal Financial Officer)