Form 10QSB
period 2006-09-30
LEFT BEHIND GAMES, INC.
filed 2006-11-14
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

Commission File No. 000-50603

LEFT BEHIND GAMES INC.

(Exact name of registrant as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
25060 Hancock Avenue Suite 103 Box 110
Murrieta, California 92562
(Address of principal executive offices)

(951) 894-6597
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of November 8, 2006, the Registrant had 21,741,058 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

LEFT BEHIND GAMES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	March 31,
	2006	2006
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$2,071,061	$393,433
Prepaid royalties	1,025,000	250,000
Prepaid consulting	889,168	3,515,000
Other prepaid expenses and current assets	50,940	4,411
Total current assets	4,036,169	4,162,844

Property and equipment, net	228,260	42,085
Intangible assets, net	106,207	36,329
Other assets	49,214	3,439
	$4,419,850	$4,244,697
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$363,076	$296,222
Royalty payable to related party	900,000	150,000
Deferred salaries	705,094	696,836
Deferred revenue	100,000	-
Total current liabilities	2,068,170	1,143,058

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 21,736,058 and 15,298,658 shares issued and outstanding as of September 30, 2006 and March 31, 2006, respectively	21,672	15,299
Additional paid-in-capital	29,717,550	12,729,907
Stockholder receivables	(360,000)	(100,000)
Deficit accumulated during the development stage	(27,031,128)	(9,547,153)
Total stockholders' equity	2,351,680	3,101,639
	$4,419,850	$4,244,697

See accompanying notes to the consolidated financial statements.

LEFT BEHIND GAMES INC.
(A Development Stage Company)
(unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30,		For the Six Months Ended September 30,		For the Period August 27, 2002 (Date of Inception Through
	2006	2005	2006	2005	September 31, 2006
Net revenues	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	14,605,287	4,057,164	17,036,639	4,285,713	25,916,982
Research and development	255,002	90,539	443,703	281,463	1,090,769

Total operating expenses	14,860,289	4,147,703	17,480,342	4,567,176	27,007,751

Operating loss	(14,860,289)	(4,147,703)	(17,480,342)	(4,567,176)	(27,007,751)

Other income (expense):
Interest income (expense)	(155)	-	(155)	-	(20,655)
Other income (expense)	(2,717)	1,675	(2,678)	1,692	478
Total other income (expense), net	(2,872)	1,675	(2,833)	1,692	(20,177)

Loss before provision for income taxes	(14,863,161)	(4,146,028)	(17,483,175)	(4,565,484)	(27,027,928)
Provision for income taxes	-	-	800	-	3,200

Net loss	$(14,863,161)	$(4,146,028)	$(17,483,975)	$(4,565,484)	$(27,031,128)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.82)	$(0.46)	$(1.03)	$(0.55)

Weighted average common shares outstanding:
Basic and diluted	18,193,623	9,090,197	16,986,914	8,285,742

See accompanying notes to the consolidated financial statements.

LEFT BEHIND GAMES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period
	For the		August 27, 2002
	Six Months Ended		(Date of Inception)
	September 30,		Through
	2006	2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)
Net loss	$(17,483,975)	$(4,565,484))	$(27,031,128))
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,632	4,365	40,792
Loss an disposal of assets	1,193		1,193
Estimated fair value of common stock issued to consultants for services	13,539,500	3,732,381	19,954,515
Estimated fair value of common stock issued to employees for services	1,281,231	47,500	1,622,321
Estimated fair value of common stock issued to noteholders for interest expense	-	-	3,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,529)	(2,450)	(51,550)
Other assets and prepaid royalties	(45,775)	(3,439)	(49,214)
Accounts payable and accrued expenses	216,854	94,591	530,576
Deferred revenue	100,000	-	100,000
Deferred salaries	8,258	75,468	705,094
Net cash used by operating activities	(2,402,611)	(617,068)	(4,174,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and prepaid royalties	(245,580)	(10,550)	(346,856)
Purchases of property and equipment	(213,298)	(20,587)	(264,746)
Net cash used in investing activities	(458,878)	(31,137)	(611,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of stockholder note	120,000	-	120,000
Proceeds from issuance of notes payable	-	-	131,000
Contributed capital per settlement of consulting agreements	-	-	150,000
Proceeds from issuance of common stock, net of issuance costs	4,419,117	463,348	6,456,064
Net cash provided by financing activities	4,539,117	463,348	6,857,064
NET INCREASE (DECREASE) IN CASH	1,677,628	(184,857)	2,071,061
CASH—Beginning of period	393,433	215,974	--
CASH—End of period	$2,071,061	$31,117	$2,071,061

See accompanying notes to the consolidated financial statements.

LEFT BEHIND GAMES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			For the Period
			August 27, 2002
	For the		(Date of
	Six Months Ended		Inception)
	September 30,		Through
	2006	2005	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$800	$-	$4,756

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable, accrued interest and common stock into Series A preferred stock	$-	$-	$170,500
Conversion of note payable into common stock	$-	$-	$15,000
Payment of prepaid royalty as part of a note payable	$-	$-	$34,000
Commitment to pay royalties under a license agreement	$750,000	$-	$900,000
Issuance of common stock as part of prepaid consulting agreements	$-	$158,144	$214,200
Cancellation of stockholder note and related shares	100,000	$-	$100,000
Issuance of common stock in exchange for a note receivable	$480,000	$-	$210,000

See accompanying notes to the consolidated financial statements.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

In January 2006, Left Behind Games Inc. (collectively, “we”, “our” or “LBG”) entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired LBG through the purchase of our outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, we performed a 2.988538 for 5 reverse stock split of both our common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza performed a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

Effective February 1, 2006, Bonanza exchanged 12,456,538 and 3,586,246 shares of its common and preferred stock, respectively, for an equal number of common and preferred shares of the Company. The acquisition was accounted for as a reverse acquisition whereby the assets and liabilities of LBG will be reported at their historical cost. Bonanza had nominal amounts of assets and no significant operations at the date of the acquisition.

We are a development stage company that was incorporated on August 27, 2002 under the laws of the State of Delaware for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We are currently developing a video game and other associated products based upon the popular “LEFT BEHIND SERIES” of novels published by Tyndale House Publishers (“Tyndale”).

Our majority shareholder is White Beacon, Inc., a Delaware Corporation (“White Beacon”), an entity beneficially owned and controlled by our chief executive officer and our president. White Beacon holds an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the “LEFT BEHIND SERIES” of novels published by Tyndale. White Beacon has granted us a sublicense (the “Sublicense”) to exploit the rights and fulfill the obligations of White Beacon under the License (see Note 4).

BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these condensed consolidated financial statements reflect all adjustments

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION, continued

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of LBG and, effective July 2005, include the accounts of LB Games Ukraine LLC (“LB Games Ukraine”), a variable interest entity in which LBG is the primary beneficiary. LB Games Ukraine is a related party created to improve control over software development with independent contractors internationally. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Development Stage Enterprise

Our planned principal operations have not yet commenced.  Accordingly, our activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.   All losses since inception have been considered as part of our development stage activities.

Reverse Stock Split

Effective January 26, 2006, we effected a 2.988538 for 5 reverse stock split of its common and preferred stock outstanding.   All share and per share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2006, we had balances of approximately $1,900,000 in excess of the FDIC insurance limit.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Our significant estimates include recoverability of prepaid royalties, prepaid consulting and other long-lived assets and the realizability of deferred tax assets.

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

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

License and Sublicense Agreements

The cost of the License and Sublicense agreements are amortized on a straight-line basis over their terms.

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The cost of trademarks will be amortized on a straight-line basis over their estimated useful lives, once the trademark applications have been accepted.

Royalties

Our Sublicense agreements require payments of royalties to the licensor.  The sublicense agreements provide for royalties to be calculated as a specified percentage of sales and provides for guaranteed minimum royalty payments.  Royalties payable calculated using the agreement percentage rates will be recognized as cost of sales when the related sales are recognized.  Guarantees advanced under the Sublicense agreements are recorded as prepaid royalties until earned by the licensor, or considered to be unrecoverable.  We evaluate prepaid royalties regularly and we plan to expense prepaid royalties to cost of sales to the extent projected to be unrecoverable through sales.

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $.10 per unit ($.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.

At September 30, 2006 and March 31, 2006, we have recorded a total of $1,175,000 and $250,000, respectively, in prepaid royalties in connection with our sublicense agreements.

Deferred Revenues

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the three months ended September 30, 2006. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of September 30, 2006.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets, continued

expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of September 30, 2006, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Stock-Based Compensation

Effective April 1, 2006, on the first day of the Company’s fiscal year 2007, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three and six month periods ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2006, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) had an immaterial effect on the accompanying financial statements.

We calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. Our determination of the fair value of share-based payment awards is made as of the respective dates of grant using the option pricing model and that determination is affected by the our stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation, continued

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

In accordance with EITF Issue No. 00-18, Accounting Recognition for Certain Accounting Transactions Involving Equity Instruments Granted to Other Than Employees, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we have recorded the fair value of the common stock issued for certain future consulting services as prepaid expenses in our consolidated balance sheet.

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same as the effect of warrants and convertible deferred salaries on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. If such amounts were included in diluted loss per share, they would have resulted in weighted average common shares of 23,031,163 for the six months ended September 30, 2006. For the period ended September 30, 2005 there were no dilutive shares outstanding.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss are accumulated as a separate component of stockholders’ equity. We determined that translation gain or loss did not have a material impact on our stockholders’ equity as of September 30, 2006 and March 31, 2006, respectively. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheet.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three and six month periods ended September 30, 2006.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three and six month periods ended September 30, 2006.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate their fair value due to their short maturities.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have not generated any revenue and have incurred net losses of $27,031,128 and had negative cash flows from operations of $4,174,401 since our inception through September 30, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities. No assurance can be given that additional capital will be available when required or on terms acceptable to us. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of LBG to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE 4 - RELATED PARTIES

On October 11, 2002, Tyndale granted White Beacon an exclusive worldwide license, as amended, to use the copyrights and trademarks relating to the storyline and content of the books in the “LEFT BEHIND SERIES” of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet. The License was initially set to expire on December 31, 2006, subject to automatic renewal for three additional three-year terms so long as Tyndale is paid royalties in an aggregate amount equal to or in excess of $1,000,000 during the initial term and $250,000 during each renewal term.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTIES - continued

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

On November 14, 2002, White Beacon granted LBG a Sublicense of all of its rights and obligations under its License with Tyndale, with the written approval of Tyndale. In consideration for receiving the Sublicense, we issued to White Beacon 3,496,589 shares of our common stock valued at $5,850, which was the estimated fair value of the common stock on the date of issuance.

During the year ended March 31, 2003, we paid $100,000 to Tyndale as a non-refundable advance against the guaranteed minimum royalty of $250,000 payable to Tyndale during the initial four-year term. We have accrued the remaining guaranteed minimum royalty of $150,000 and it is included in current liabilities in the accompanying consolidated balance sheet at September 30, 2006 which was paid in October 2006.

The term of this license was extended in September 2006. In October 2006 we paid Tyndale $150,000 the remaining balance of the original agreed minimum royalty and advance under our License with them. The License was originally structured to expire on December 31, 2006. As a result of this amendment, the license has now been extended to December 31, 2009 after which it is subject to automatic renewal for additional three year terms if we have paid and/or prepaid royalties of $250,000 during each renewal period. As part of this amendment, we must pay Tyndale the remaining $750,000 of the agreed original minimum royalty payment on or before March 31, 2007 which has been included in royalty payable and prepaid royalties as of September 30, 2006 in the accompanying balance sheet.

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $12,076 at September 30, 2006. During the six months ended September 30, 2006, we paid $100,263 for software development services provided by LB Games Ukraine, all of which has been eliminated in consolidation..

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE DEFERRED SALARIES

As of September 30, 2006 and March 31, 2006, we had $705,094 and $696,836, respectively, of deferred salaries due to our officers.  The deferred salaries, at the option of the respective officer, can be converted into shares of our common stock at the value of the common stock in effect at the time the salary was earned.   Deferred salary and the respective conversion rates as of September 30, 2006 are as follows:

Deferred	Conversion
Salary	Rate
$488,376	$0.084
84,167	$0.84
98,289	$1.67
34,262	$1.50
$705,094

The total number of shares of our common stock that may be issued under the conversion provisions was 5,995,896 as of September 30, 2006.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share.  The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock.  In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding.  Shares of common stock are not redeemable and have no preemptive or similar rights.

During the six months ended September 30, 2006, we issued 3,326,555 shares of common stock for net proceeds of $4,539,117 of which $360,000 was not yet received as of September 30, 2006, and was therefore included as a stockholder receivable in the accompanying consolidated balance sheet as of September 30, 2006. Related to the proceeds we incurred offering costs of cash commissions of $385,725, shares of common stock valued at $75,000; and warrants valued at $264,146.

During the six months ended September 30, 2006, we issued 2,819,179 shares of common stock and warrants for services provided by independent third parties, valued at $10,913,668 (based on the closing price on the respective grant dates).

During the six months ended September 30, 2006, we issued 291,666 shares of common stock, valued at $1,281,231 (based on the closing price on the respective grant date), to certain employees as additional compensation.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ EQUITY - continued

In prior periods, we issued shares of common stock to consultants and employees for service contracts. During the six month period ended September 30, 2006 the Company amortized a total of $1,425,832 to consulting expense related to these service contracts.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share, of which all have been designated Series A preferred stock. The holders of the Series A preferred stock are entitled to one vote per share on all matters subject to stockholder vote. The Series A preferred stock is convertible on a one for one basis into our common stock at the sole discretion of the holder.  The holder of the Series A preferred stock have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders.

In June 2004, holders of $150,000 in notes payable converted the outstanding principal of $150,000, accrued interest of $17,500 and the 1,793,123 shares of common stock held by them into 2,151,747 shares of our Series A preferred stock. The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at September 30, 2006.

In November 2005, we issued 1,434,498 shares of series A preferred stock valued at $1.67 per share under a consulting agreement for total deferred consulting expense of $2,400,000 to be amortized over the term of the consulting agreement, of which $600,000 and $1,200,000 were recorded as consulting expense during the three and six month periods ended September 30, 2006, respectively, which is part of the prepaid consulting amortization mentioned above.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnities

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions.  We indemnify our directors, officers, employees and agents, as permitted under the laws of the State of Delaware.  We have also indemnified our consultants, investment bankers, and sublicensor against any liability arising from the performance of their services and license commitment, respectively, pursuant to their agreements.  In connection with our facility lease, we have indemnified our lessors for certain claims arising from the use of the facility.  The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Employment Agreements

We have entered into employment agreements with certain of our key employees.  Such contracts provide for minimum annual salaries and are renewable annually.  In the event of termination of certain employment agreements by LBG without cause, we would be required to pay continuing salary payments for specified periods in accordance with the employment contracts.  In connection with these agreements, we have recorded deferred salaries of $705,094 and $696,836 at September 30, 2006 and March 31, 2006, respectively (see Note 5).

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration. For the six months ended September 30, 2006 and 2005, we recorded approximately $37,700 and $11,100, respectively, of rent expense.

Investment Banking Services Agreements

In December 2005, we entered into a selling agreement with Great Eastern Securities (“Great Eastern”), a NASD registered broker dealer, whereby Great Eastern became the Company’s investment banker for the purpose of raising a minimum investment of $500,000, up to a maximum of $5,000,000. The agreement was originally set to expire on October 31, 2006. We issued Great Eastern 50,000 shares of common stock for their services during the six months ended September 30, 2006. The value of the shares, totaling $75,000, was recorded as consulting expense and was included in selling, general and administrative expenses during the six months ended September 30, 2006. Effective July 31, 2006, the agreement with Great Eastern was extended through October 31, 2006. In addition to extending the original engagement agreement term, we also agreed to issue an additional 200,000 shares of common stock to Great Eastern as additional consideration, valued at $699,000, which has been recorded as consulting expense and included in selling, general and administrative expense during the six months ended September 30, 2006.

The responsibilities of Great Eastern were limited to introducing potential investors to us and they did not have the authority to offer to sell or sell any of our securities or debt instruments. Under the agreement with Great Eastern, we paid them a fee of $50,000, a commission of 10% and a non-accountable expense allowance that is equal to 3% of the gross funds that we received from equity investments that arose out of introductions made by Great Eastern. During the six months ended September 30, 2006, the Company recorded total cash commissions to Great Eastern of $303,355, which have been netted against the proceeds received under that arrangement.

LEFT BEHIND GAMES INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Also, under the terms of the agreement, we issued to Great Eastern warrants to purchase shares of our common stock equal to 10% of the gross proceeds divided by the closing price of our common stock on the date on which the transaction is consummated. The exercise price is equal to 150% of the average per share price of the corresponding equity transaction. As of September 30, 2006, we issued 91,770 warrants to Great Eastern at an exercise price of $2.25. Using the Black-Sholes option pricing model, using the assumptions noted below, the Company has determined the estimated fair value of those warrants to be $257,567, which has been recorded as offering costs in additional paid-in capital for the six months ended September 30, 2006.

Additionally, during the six months ended September 30, 2006, we entered into agreements with three NASD registered broker dealers, Barron Moore, Inc. (“Barron Moore”), Dinosaur Securities, LLC (“Dinosaur”) and Bathgate Capital Partners (“Bathgate”). The terms of these agreements were similar to the agreement with Great Eastern. The warrants issued to Barron Moore, Inc. and Bathgate Capital Partners have the same $2.25 exercise price as the Great Eastern warrants while Dinosaur received warrants with a $1.50 exercise price but they paid us a nominal upfront cash payment for their warrants which was recorded as additional paid-in capital. As of September 30, 2006, we issued 53,083 warrants to those firms. Using the Black-Sholes option pricing model, using the assumptions noted below, the Company has determined the estimated fair value of those options to be $233,579 of which $6,579 has been recorded as offering costs and $227,000 has been recorded as consulting expense during the six months ended September 30, 2006.

The Black-Scholes option pricing model used the following assumptions: expected exercise term of 3 years, a risk-free rate of 4.62% and estimated volatility of 151%.

The following table is a recap of capital that we raised, commissions paid and warrants issued to the four investment banking firms:

	Gross Capital Raised	Cash Commissions Earned	Warrants Issued
Barron Moore	$70,000	$9,100	1,893
Bathgate	54,000	7,020	1,189
Dinosaur	--	--	50,000
Great Eastern	3,025,891	393,366	91,770
Total	$3,149,891	$409,486	144,852

The $3,149,891 of gross capital shown in the above table includes $360,000 that was not received as of September 30, 2006. This capital was raised through the sale of approximately 1.6 million shares of our common stock to accredited investors from the efforts of our management and pursuant to the Selling Agreements with the investment banking firms.

NOTE 8 - SUBSEQUENT EVENTS

On October 9, 2006, we terminated the private placement offering to accredited investors (see Note 7) of shares for sale at $1.50 per share.

In October 2006, we entered into a three year lease to rent 3,500 square foot of additional space in Murrieta, California at $7,595 per month. This additional space will be used for both administrative, sales and warehouse purposes.

In October 2006, we received the $360,000 of stockholder receivables shown on our September 30, 2006 balance sheet.

In November 2006, we shipped our initial product to various retailers.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This document contains statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

o	continued development of our technology;
o	dependence on key personnel;
o	competitive factors;
o	the operation of our business; and
o	general economic conditions.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

Overview

Left Behind Games Inc., a Washington corporation, formerly known as Bonanza Gold, Inc., doing business through its subsidiary Left Behind Games Inc., a Delaware corporation is in the business of developing and publishing video game products based upon the popular Left Behind series of novels. Pursuant to a share exchange agreement closed on February 7, 2006, we became a subsidiary of Left Behind Games Inc. Washington. As a result of the share exchange agreement, our shareholders took majority control of Left Behind Games Inc. Washington and our management became the management of Left Behind Games Inc. Washington (collectively, “we”, “our” or “LBG”).

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

We are developing our first high quality video game and other associated products based upon the Left Behind trademark. We released the first completed game in November 2006.

To date, we have financed our operations through the sale of shares of our common stock. Although we have received net proceeds of $4,539,117 from the sale of 3,326,566 shares of our common stock during the six months ended September 30, 2006 and we had cash on hand of $2,071,061 at September 30, 2006 as a result of these equity sales, we continue to run operating losses and, as of November 2006, are only just beginning to generate revenues. Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements in our Form 10-KSB filed in June 2006 included a “going concern” modification.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and September 30, 2005

General and Administrative Expenses

General and administrative expenses were $14,605,287 for the three months ended September 30, 2006, compared to $4,057,164 for the three months ended September 30, 2005, an increase of $10,548,123 or 260%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended September 30, 2006 and 2005, we issued 2,734,179 shares and 3,071,262 shares of common stock and warrants for services provided, valued at $10,786,168 and $3,071,262, respectively. During the three months ended September 30, 2006, we also issued 261,666 shares of common stock, valued at approximately $1,236,000 to certain employees as additional compensation.

Another portion of this increase was attributable to the growth of our staff and the corresponding increase in wages and salaries and employee benefits as well as increases in operating expenses such as advertising expenditures and public relations expenditures and to the amortization of prepaid consulting expenses of $1,271,250.

Research and Development Expenses

Research and development expenses were $255,002 for the three months ended September 30, 2006, compared to $90,539 for the three months ended September 30, 2005, an increase of $164,463 or 182%. These increases are directly attributable to the growth of our development team and the corresponding increase in wages and salaries and employee benefits.

Net Loss

We reported a net loss of $14,863,161 for the three months ended September 30, 2006, compared to a net loss of $4,146,028 for the three months ended September 30, 2005, resulting in an increased loss of $10,717,133. In addition, our accumulated deficit at September 30, 2006 totaled $27,031,128. These increases are attributable primarily to the factors discussed above.

Six Months Ended September 30, 2006 and Six Months Ended September 30, 2005 and Cumulative from August 27, 2002 (Date of Inception) to September 30, 2006

General and Administrative Expenses

General and administrative expenses were $17,036,639 for the six months ended September 30, 2006, compared to $4,285,413 for the six months ended September 30, 2005, an increase of $12,751,226 or 298%. These increases are directly attributable to the growth of our staff and the corresponding increase in wages and salaries and employee benefits as well as increases in operating expenses such as advertising expenditures and public relations expenditures and the amortization of prepaid consulting expenses of $2,625,834.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the six months ended September 30, 2006 and 2005, we issued 2,819,179 shares and 4,581,262 shares of common stock and warrants for services provided, valued at approximately $10,913,668 and $3,831,000, respectively. During the six months ended September 30, 2006, we also issued 291,666 shares of common stock, valued at $1,281,231 to certain employees as additional compensation.

Another portion of this increase was attributable to the growth of our staff and the corresponding increase in wages and salaries and employee benefits as well as increases in operating expenses such as advertising expenditures and public relations expenditures and to the amortization of prepaid consulting expenses of $2,625,832.

Research and Development Expenses

Research and development expenses were $443,703 for the six months ended September 30, 2006, compared to $281,463 for the six months ended September 30, 2005, an increase of $162,240 or 58%. These increases are directly attributable to the growth of our development team and the corresponding increase in wages and salaries and employee benefits.

Total operating expenses were $27,007,751 from August 27, 2002 (Date of Inception) to September 30, 2006. These increases are directly attributable to the growth of our development team and the corresponding increase in wages and salaries and employee benefits as well as increases in operating expenses such as advertising expenditures and public relations expenditures and the amortization of prepaid consulting expenses.

Net Loss

We reported a net loss of $17,483,975 for the six months ended September 30, 2006, compared to a net loss of $4,565,484 for the six months ended September 30, 2005, resulting in an increased loss of $12,918,491. In addition, our accumulated deficit at September 30, 2006 totaled $27,031,128. These increases are attributable primarily to the factors discussed above.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 we had $2,071,061 of cash compared to $393,433 at March 31, 2006, an increase of $1,677,628. At September 30, 2005, we had cash of $31,117. At September 30, 2006, we had a working capital position of $1,967,999 compared to a working capital position of $3,019,786 at March 31, 2006. This increase in our cash position is largely attributable to the capital raised through the sale of common shares noted above.

Operating Activities

For the six month periods ended September 30, 2006 and 2005, net cash used in operating activities was $2,402,611 and $617,068, respectively. The $1,785,543 increase in the cash used in our operating activities was primarily due to the increase in our general administrative expenses and research and development expenses as we neared the market launch of our first product. The net losses for the six months ended September 30, 2006 and 2005 was $17,483,975 and $4,565,484, respectively, an increase of $12,918,491. From August 27, 2002 (Date of Inception) through September 30, 2006, our operating activities used cash of $4,174,401.

Investing Activities

For the six month periods ended September 30, 2006 and 2005, net cash used in investing activities was $458,878 and $31,137, respectively. The increase was largely attributable to purchases of property and equipment. From August 27, 2002 (Date of Inception) through September 30, 2006, investing activities related to the purchase of property and equipment and payments for trademarks and prepaid royalties used cash of $611,602.

Financing Activities

For the six month periods ended September 30, 2006 and 2005, net cash provided by financing activities was $4,539,117 and $463,348, respectively. All of the cash provided by financing activities in the 2006 period was from the issuance of common stock, net of issuance costs. In the six months ended September 30, 2006, we raised $4,419,117 from the issuance of common stock but since $360,000 was not received until October 2006; we classified that amount as a shareholder receivable. From August 27, 2002 (Date of Inception) through September 30, 2006 cash provided by financing activities was $6,857,064. Proceeds from the issuance of common stock were $6,576,064, net of issuance costs and the $360,000 shareholder receivable.

Future Financing Needs

Since our inception in August 2002 through September 30, 2006, we have raised approximately $6.6 million through funds provided by founders and private placement offerings. This has been sufficient to keep development of our first product moving forward. Although we expect this trend to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

Going Concern

As of November 2006, we have only just started to generate revenue, and through September 30, 2006 have incurred net losses of $27,031,128 and had negative cash flows from operations of $4,174,401 since our inception through September 30, 2006. Our ability to continue as a going concern is dependent upon out ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We recently concluded a round of fund raising and we plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At September 30, 2006, our management believes there is no impairment of its long-lived assets. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the six months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2006, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) to have an immaterial effect on the accompanying consolidated financial statements.

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

In accordance with EITF Issue No. 00-18, Accounting Recognition for Certain Accounting Transactions Involving Equity Instruments Granted to Other Than Employees, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we have recorded the fair value of the common stock issued for certain future consulting services as prepaid expenses in its consolidated balance sheet.

Item 3.  Controls and Procedures.

We carried out an evaluation as of September 30, 2006, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to September 30, 2006, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently are not a party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended September 30, 2006, we received $4,539,117 in net proceeds, excluding $360,000 in shareholders receivables that were collected subsequent to September 30, 2006, from the sale of approximately 3,327,000 shares of common stock.

During the period, we also issued to independent third parties approximately 2,819,000 shares of common stock for services provided, valued at approximately $13.5 million (based on closing price on the respective grant date). We also issued 292,000 shares of common stock, valued at approximately $1.28 million (based on the closing price on the respective grant date), to certain employees as additional compensation.

During the six months ended September 30, 2006, we issued 144,852 warrants to purchase shares of common stock with exercise prices ranging between $1.50 and $2.25. We have estimated the value of these warrants to be approximately $490,000.

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

With respect to the proposal that the number of shares voted in favor of the proposal to change our name to Left Behind Games was 10,584,934; the number of shares voted against such proposal was 4,825; and the number of shares that abstained was 525.

With respect to the proposal to elect Troy A. Lyndon, Jeffery Frichner, Thomas Axelson and Ray Dixon to our board of directors was 10,587,059; the number of shares voted against such proposal was 1,825; and the number of shares that abstained was 1,400.

With respect to the proposal to authorize Corbin & Company, LLP, to provide our audits on an ongoing basis,: the number of shares voted in favor was 10,587,809; the number of shares voted against such proposal was 1,825.

Item 5.  Other Information.

On June 20, 2006, we entered into an agreement with Chance Thomas for him to provide the score for "LEFT BEHIND: Eternal Forces." Mr. Thomas was involved in the creation of the music for the "X-Men: The Official Movie Game," "King Kong", and Vivendi's "Lord of the Rings" series.

On June 7, 2006, Double Fusion, an in-game advertising technology and service provider, agreed to provide in game advertising and product placement for "Left Behind: Eternal Forces" which is set in New York City. Before game development began, we shot thousands of photos in the streets of New York City. We intend for advertising secured by Double Fusion to be integrated on the billboards and video screens that actually exist in the New York City, in Times Square and other well known sections of the city.

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

Item 6.  Exhibits.

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

LEFT BEHIND GAMES INC.

Dated:  November 14, 2006

By: /s/ Troy Lyndon
Troy Lyndon, Chief Executive Officer
 (Principal Executive Officer)

By: /s/ James B. Frakes
James B. Frakes, Chief Financial Officer
(Principal Financial Officer)