Form 10QSB
period 2006-12-31
LEFT BEHIND GAMES, INC.
filed 2007-02-20
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

Commission File No. 000-50603

LEFT BEHIND GAMES INC.

(Exact name of registrant as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
25060 Hancock Avenue Suite 103 Box 110
Murrieta, California 92562
(Address of principal executive offices)

(951) 894-6597
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of February 19, 2006, the Registrant had 25,618,152 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

LEFT BEHIND GAMES INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2006	2006
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$72,488	$393,433
Accounts receivable, net of allowances of $1,196,503 at of December 31, 2006	948,208	--
Inventories	351,133	--
Prepaid royalties	944,444	250,000
Prepaid consulting	--	3,515,000
Other prepaid expenses and current assets	52,046	4,411
Total current assets	2,368,319	4,162,844

Property and equipment, net	383,673	42,085
Intangible assets, net	100,364	36,329
Other assets	52,372	3,439
	$2,904,728	$4,244,697

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,730,692	$296,222
Royalty payable to related party	750,000	150,000
Advances from related party	3,000	--
Notes payable	73,382	--
Deferred salaries	698,763	696,836
Deferred revenue	100,323	-
Total current liabilities	3,356,160	1,143,058

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,105,152 and 15,298,658 shares issued and outstanding as of December 31, 2006 and March 31, 2006, respectively	22,041	15,299
Additional paid-in-capital	30,679,960	12,729,907
Stockholder note receivables	--	(100,000)
Accumulated deficit	(31,157,019)	(9,547,153)
Total stockholders' equity (deficit)	(451,432)	3,101,639
	$2,904,728	$4,244,697

See accompanying notes to the consolidated financial statements.

LEFT BEHIND GAMES INC.
(unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005
Net revenues	$1,006,321	$-	$1,006,321	$-

Cost of goods sold	856,734	-	856,734	-
Gross profit	149,587	-	149,587	-

Operating expenses:
General and administrative	3,788,543	781,249	20,825,182	5,066,962
Research and development	494,212	140,131	937,915	421,594

Total operating expenses	4,282,755	921,380	21,763,097	5,488,556

Operating loss	(4,133,168)	(921,380)	(21,613,510)	(5,488,556)

Other income (expense):
Interest income (expense)	5,792	(10,800)	5,637	(10,800)
Other income (expense)	1,485	191	(1,193)	1,883
Total other income (expense), net	7,277	(10,609)	4,444	(8,917)

Loss before provision for income taxes	(4,125,891)	(931,989)	(21,609,066)	(5,497,473)
Provision for income taxes	-	2,000	800	2,000

Net loss	$(4,125,891)	$(933,989)	$(21,609,866)	$(5,499,473)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.19)	$(0.09)	$(1.16)	$(0.62)

Weighted average common shares outstanding:
Basic and diluted	21,889,037	10,302,092	18,626,897	8,937,351

See accompanying notes to the consolidated financial statements.

LEFT BEHIND GAMES INC.
(unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(21,609,866)	$(5,499,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,630	4,365
Loss on disposal of assets	1,193	-
Provision for bad debts and sales reserve	1,196,503	-
Estimated fair value of common stock issued to consultants for services, net of warrants	14,734,147	4,204,389
Estimated fair value of common stock issued to employees and directors for services	1,768,481	47,500

Changes in operating assets and liabilities:
Accounts receivable	(2,144,711)
Inventories	(351,133)
Prepaid expenses and other current assets	2,365	260
Other assets and prepaid royalties	101,067	(10,594)
Accounts payable and accrued expenses	1,434,470	109,120
Deferred revenue	100,323	-
Deferred salaries	1,927	116,618
Net cash used in operating activities	(4,576,604)	(1,027,815)

Cash flows from investing activities:
Payments for trademarks and prepaid royalties	(433,088)	(24,185)
Purchases of property and equipment	(396,802)	(17,450)
Net cash used in investing activities	(829,890)	(41,635)

Cash flows from financing activities:
Collection of stockholder note receivables	480,000	-
Borrowings under notes payable	41,284	-
Principal payments under notes payable	(24,902)	-
Sale of stock warrants	50	-
Proceeds from issuance of common and preferred stock, net of issuance costs	4,589,117	948,199
Net cash provided by financing activities	5,085,549	948,199
Net decrease in cash	(320,945)	(11,251)
Cash at beginning of period	393,433	215,974
Cash at end of period	$72,488	$94,723

See accompanying notes to unaudited consolidated financial statements

LEFT BEHIND GAMES INC.
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Nine Months Ended December 31,
	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$503	$-

Income taxes	$800	$-

Supplemental disclosure of non-cash investing and financing activities:

Commitment to pay royalties under a license agreement	$750,000	$-

Cancellation of stockholder note and related shares	$100,000	$-

Issuance of common stock in exchange for notes receivable	$480,000	$-

Issuance of note payable for financing of insurance policy	$60,000	$-

See accompanying notes to unaudited consolidated financial statements

LEFT BEHIND GAMES INC.

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

Effective February 1, 2006, Bonanza exchanged 12,456,538 and 3,586,246 shares of its common and preferred stock, respectively, for an equal number of our common and preferred shares. The acquisition was accounted for as a reverse acquisition whereby the assets and liabilities of LBG will be reported at their historical cost. Bonanza had nominal amounts of assets and no significant operations at the date of the acquisition.

We were incorporated on August 27, 2002 under the laws of the State of Delaware for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We recently completed the development of a video game based upon the popular “LEFT BEHIND SERIES” of novels published by Tyndale House Publishers (“Tyndale”) and as of November 2006 began commercially selling the video game to retail outlets nationwide. As such, we are no longer reporting as a development stage company.

White Beacon, Inc., a Delaware Corporation (“White Beacon”), an entity beneficially owned and controlled by our chief executive officer and our president, holds an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the “LEFT BEHIND SERIES” of novels published by Tyndale. White Beacon has granted us a sublicense (the “Sublicense”) to exploit the rights and fulfill the obligations of White Beacon under the License (see Note 4).

BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.  The information included in this Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB for the year ended March 31, 2006. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2007.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Reverse Stock Split

Effective January 26, 2006, we effected a 2.988538 for 5 reverse stock split of our common and preferred stock outstanding.   All share and per share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Our significant estimates include recoverability of prepaid royalties, and long-lived assets and the realizability of accounts receivable, inventories and deferred tax assets.

Software Development Costs

Research and development costs, which consist of software development costs, are expensed as incurred.  Software development costs primarily include payments made to independent software developers under development agreements.  Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for the development costs that have alternative future uses.  We believe that the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model.  No software development costs have been capitalized to date.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cost of Goods Sold

Cost of goods sold consists of product costs, royalty expenses, license costs and inventory-related operational expenses.

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

Royalties

Royalty-based obligations with content licensors are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold at the greater of the contractual rate or an effective royalty rate based on expected net product sales.

Our contracts with some licensors include minimum guaranteed royalty payments which are initially recorded as an asset and as a liability at the contractual amount when no significant performance remains with the licensor. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months.

Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate, for example, (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, and (4) future pricing.

Our Sublicense agreement requires payments of royalties to the licensor.  The Sublicense agreement provides for royalties to be calculated as a specified percentage of sales and provides for guaranteed minimum royalty payments. Royalties payable calculated using the agreement percentage rates are being recognized as cost of sales as the related sales are recognized.  Guarantees advanced under the Sublicense agreement are recorded as prepaid royalties until earned by the licensor, or considered to be unrecoverable.  We evaluate prepaid royalties regularly and we plan to expense prepaid royalties to cost of sales to the extent projected to be unrecoverable through sales.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006 and March 31, 2006, we are carrying a balance of $944,444 and $250,000, respectively, in prepaid royalties in connection with our Sublicense agreement.  During the three months ended December 31, 2006, we recorded amortization expense of $80,556 on a straight-line basis related to our prepaid royalties.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of December 31, 2006, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

Stock-Based Compensation

Effective April 1, 2006, on the first day of the Company’s fiscal year 2007, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three and nine month periods ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, no stock options have been granted to employees. Therefore, we believe the adoption of SFAS No. 123(R) had an immaterial effect on the accompanying consolidated financial statements.

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation, continued

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In accordance with EITF Issue No. 00-18, Accounting Recognition for Certain Accounting Transactions Involving Equity Instruments Granted to Other Than Employees, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the common stock issued for certain future consulting services as prepaid expenses in our consolidated balance sheet.

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same for the periods presented as the effect of warrants and convertible deferred salaries on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. If such amounts were included in diluted loss per share, they would have resulted in weighted average common shares of 31,617,387 and 19,764,183 for the three month periods ended December 31, 2006 and 2005, respectively.  For the nine month periods ended December 31, 2006 and 2005, they would have resulted in weighted average common shares of 28,355,247 and 18,399,442, respectively.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss are accumulated as a separate component of stockholders’ equity. We determined that translation gain or loss did not have a material impact on our stockholders’ equity as of December 31, 2006 and March 31, 2006. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three and nine month periods ended December 31, 2006 and 2005.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three and nine month periods ended December 31, 2006 and 2005.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable related party advances, notes payable and accrued expenses. The carrying amounts of these financial instruments approximate their fair value due to their short maturities or based on rates currently available to the Company for notes payable.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

 We evaluate the recognition of revenue based on the criteria set forth in Statement of Position ("SOP") 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss and reward have been transferred to the customer.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

•
Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Product Revenue: Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners.

Revenue from Sales of Consignment Inventory. We have placed consignment inventory with certain customers. We receive payment from those customers only when they sell our product to the final consumers. We recognize revenue from the sale of consignment inventory only when we receive payment from those customers.

Shipping and Handling: In accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

        The Company promotes its products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three months ended December 31, 2006, we recorded a total of $62,220 under such types of arrangements.

Customer Concentrations

        During the three and nine months ended December 31, 2006, one customer accounted for 59% of net sales.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $21,574,866 for the nine months ended December 31, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These matters, among others, raise substantial doubt about the ability of LBG to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE 4 - RELATED PARTIES

On October 11, 2002, Tyndale granted White Beacon an exclusive worldwide license, as amended, to use the copyrights and trademarks relating to the storyline and content of the books in the “LEFT BEHIND SERIES” of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet. The License was initially set to expire on December 31, 2006, subject to automatic renewal for three additional three-year terms so long as Tyndale was paid royalties in an aggregate amount equal to or in excess of $1,000,000 during the initial term and $250,000 during each renewal term.

The License requires White Beacon to pay the following royalties: (i) 4% of the gross receipts on console game platform systems and (ii) 10% of the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems. White Beacon was required to guarantee a minimum royalty of $250,000 during the initial four-year term of the License. White Beacon was also required to pay $100,000 to Tyndale as an advance against future royalties payable to Tyndale under the License agreement, all of which was paid by the Company in fiscal 2003 (see below).

On November 14, 2002, White Beacon granted LBG a Sublicense of all of its rights and obligations under its License with Tyndale, with the written approval of Tyndale. In consideration for receiving the Sublicense, we issued to White Beacon 3,496,589 shares of our common stock valued at $5,850, which was the estimated fair value of the common stock on the date of issuance.

During the year ended March 31, 2003, we paid $100,000 to Tyndale as a non-refundable advance against the guaranteed minimum royalty of $250,000 payable to Tyndale during the initial four-year term. We accrued the remaining guaranteed minimum royalty of $150,000 which was included in current liabilities in the accompanying consolidated balance sheet at March 31, 2006 and was paid in October 2006.

In September 2006, the License was amended and extended to December 31, 2009 after which it is subject to automatic renewals for additional three year terms if we have paid and/or prepaid royalties of $250,000 during each renewal period. As part of this amendment, we must pay Tyndale the remaining $750,000 of the agreed original minimum royalty payment on or before March 31, 2007 which has been included in royalty payable and prepaid royalties as of December 31, 2006 in the accompanying consolidated balance sheet.

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $4,934 at December 31, 2006. During the nine months ended December 31, 2006, we paid $138,971 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period.

In December 2006, one of our executives advanced us $3,000 to help us with our working capital requirements. The advance is non-interest bearing and has been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2006.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE DEFERRED SALARIES

As of December 31, 2006 and March 31, 2006, we had $698,763 and $696,836, respectively, of deferred salaries due to our officers.  The deferred salaries, at the option of the respective officer, can be converted into shares of our common stock at the value of the common stock in effect at the time the salary was earned.   During the three months ended December 31, 2006, $8,331 of deferred salaries were paid to an officer while $2,000 of deferred salaries, convertible at $1.50 per share, accrued to another officer. Deferred salaries and the respective conversion rates as of December 31, 2006 are as follows:

Deferred Salary	Conversion Rate
$488,376	$0.084
84,167	$0.84
98,289	$1.67
27,931	$1.50
$698,763

The total number of shares of our common stock that may be issued under the conversion provisions was 5,991,676 as of December 31, 2006. In January 2007, 2,500,000 shares were issued under the conversion provisions (see Note 10).

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

During the nine months ended December 31, 2006, we issued 3,469,888 shares of common stock for net proceeds of $5,069,117. Related to the proceeds we incurred offering costs of cash commissions of $420,186, shares of common stock valued at $75,000; and warrants valued at $282,596 (See Note 7).

During the nine months ended December 31, 2006, we issued 2,904,940 shares of common stock and warrants for services provided by independent third parties, valued at $11,219,147 (based on the closing price of our common stock on the respective grant dates).

During the nine months ended December 31, 2006, we issued 431,666 shares of common stock, valued at $1,768,481 (based on the closing price of our common stock on the respective grant date), to certain employees and directors as additional compensation.

In prior periods, we issued shares of common stock to consultants for service contracts. During the three and nine month periods ended December 31, 2006 the Company amortized a total of $489,167 and $1,115,000, respectively, to consulting expense related to these service contracts.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which all have been designated Series A preferred stock. The holders of the Series A preferred stock are entitled to one vote per share on all matters subject to stockholder vote. The Series A preferred stock is convertible on a one for one basis into our common stock at the sole discretion of the holder.  The holder of the Series A preferred stock have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2004, holders of $150,000 in notes payable converted the outstanding principal of $150,000, accrued interest of $17,500 and the 1,793,123 shares of common stock held by them into 2,151,747 shares of our Series A preferred stock. The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at December 30, 2006.

In November 2005, we issued 1,434,498 shares of series A preferred stock valued at $1.67 per share under a consulting agreement for total deferred consulting expense of $2,400,000 to be amortized over the term of the consulting agreement, of which $400,000 and $2,400,000 were recorded as consulting expense during the three and nine month periods ended December 31, 2006, respectively. The amounts under the consulting agreements were fully amortized as of December 31, 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnities

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions.  We indemnify our directors, officers, employees and agents, as permitted under the laws of the State of Delaware.  We have also indemnified our consultants, investment bankers, sublicensor and distributors against any liability arising from the performance of their services or license commitment, pursuant to their agreements.  In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facility.  The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Employment Agreements

We have entered into employment agreements with certain of our key employees.  Such contracts provide for minimum annual salaries and are renewable annually.  In the event of termination of certain employment agreements by LBG without cause, we would be required to pay continuing salary payments for specified periods in accordance with the employment contracts.  In connection with these agreements, we have recorded deferred salaries of $698,763 and $696,836 at December 31, 2006 and March 31, 2006, respectively (see Note 5).

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration.  In October 2006, we entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space is being used for both administrative, sales and warehouse purposes. For the nine months ended December 31, 2006 and 2005, we recorded approximately $70,000 and $27,000, respectively, of rent expense.

Independent Sales Representatives

In order to help us secure retail distribution of our initial product, we entered into consulting arrangements with several independent representatives. The payment arrangements to these independent representatives are based upon the ultimate amount paid to us by the retail customers. The commission rates for these independent representatives typically vary from three percent to five percent of the net amount we collect from the retail customer. Since we have not yet received payment for the bulk of our sales to those retail customers, we cannot estimate the amount owed to those independent representatives on those unpaid receivables until we receive those payments. The final amounts paid may vary due to markdowns and/or sales returns, if any.

Music Licenses

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $.10 per unit ($.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.  We have calculated and accrued the amount due to this licensor as of December 31, 2006 and recorded that provision for licensing fees to cost of goods sold.

In November 2006, we also entered into an agreement with a second record company for the use of certain music recordings to be used in connection with our game production. That license agreement also requires us to pay royalties to the record company at a rate of $.10 per unit ($.05 per unit for the master license and an additional $.05 per unit for the performance license) and remains in effect for three years. We have calculated and accrued the amount due to this licensor as of December 31, 2006 and recorded that provision for licensing fees to cost of goods sold.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Banking Services Agreements

In December 2005, we entered into a selling agreement with Great Eastern Securities (“Great Eastern”), a NASD registered broker dealer, whereby Great Eastern became the Company’s investment banker for the purpose of raising a minimum investment of $500,000, up to a maximum of $5,000,000. The agreement was originally set to expire on October 31, 2006. We issued Great Eastern 50,000 shares of common stock for their services during the nine months ended December 30, 2006. The value of the shares, totaling $75,000, was recorded as consulting expense and was included in selling, general and administrative expenses during the nine months ended December 31, 2006. Effective July 31, 2006, the agreement with Great Eastern was extended through October 31, 2006. In addition to extending the original engagement agreement term, we also agreed to issue an additional 200,000 shares of common stock to Great Eastern as additional consideration, valued at $699,000, which has been recorded as consulting expense and included in selling, general and administrative expense during the nine months ended December 31, 2006.

The responsibilities of Great Eastern were limited to introducing potential investors to us and they did not have the authority to offer to sell or sell any of our securities or debt instruments. Under the agreement with Great Eastern, we paid them a fee of $50,000, a commission of 10% of proceeds received under the arrangement and a non-accountable expense allowance that is equal to 3% of the gross funds that we received from equity investments that arose out of introductions made by Great Eastern. During the nine months ended December 31, 2006, the Company recorded total cash commissions to Great Eastern of $404,066, which have been netted against the proceeds received under that arrangement.

Also, under the terms of the agreement, we issued to Great Eastern warrants to purchase shares of our common stock equal to 10% of the gross proceeds divided by the closing price of our common stock on the date on which the transaction is consummated. The exercise price is equal to 150% of the average per share price of the corresponding equity transaction. As of December 31, 2006, we have issued 94,936 warrants to Great Eastern. Using the Black-Sholes option pricing model, using the assumptions noted below, the Company has determined the estimated fair value of those warrants to be $266,228, which has been recorded as offering costs in additional paid-in capital for the nine months ended December 31, 2006.

Additionally, during the nine months ended December 31, 2006, we entered into agreements with three NASD registered broker dealers, Barron Moore, Inc. (“Barron Moore”), Dinosaur Securities, LLC (“Dinosaur”) and Bathgate Capital Partners (“Bathgate”). The terms of these agreements were similar to the agreement with Great Eastern. The warrants issued to Barron Moore and Bathgate have the same exercise price as the Great Eastern warrants while Dinosaur received warrants with a $1.50 exercise price but they paid us a nominal upfront cash payment for their warrants which was recorded as additional paid-in capital. As of December 31, 2006, we issued 55,493 warrants to those firms. Using the Black-Sholes option pricing model, using the assumptions noted below, we have determined the estimated fair value of those warrants to be $243,368 of which $16,368 has been recorded as offering costs and $227,000 has been recorded as consulting expense during the nine months ended December 31, 2006.

For the three months ended December 31, 2006, the Black-Scholes option pricing model used the following assumptions: expected exercise term of 3 years, a risk-free rate of 4.74% and estimated volatility of 165%.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a recap of capital that we raised, commissions paid and warrants issued to the four investment banking firms:

	Gross Capital Raised	Cash Commissions Earned	Warrants Issued
Barron Moore	$70,000	$9,100	1,893
Bathgate	54,000	7,020	3,600
Dinosaur	--	--	50,000
Great Eastern	3,115,891	404,066	94,936
Total	$3,239,891	$420,186	150,429

The $3,239,891 of gross capital shown in the above table was raised through the sale of approximately 1.7 million shares of our common stock to accredited investors from the efforts of our management and pursuant to the selling agreements with the investment banking firms.

On October 9, 2006, we terminated the private placement offering to accredited investors of shares for sale at $1.50 per share.  In November 2006, we offered to three investors the right to rescind their investment under the previous private placement offering because their investments caused the offering to be oversubscribed. One of the three investors elected to rescind his investment of $35,000, which amount we returned in December 2006.

NOTE 8 - NOTES PAYABLE

During the three months ended December 31, 2006 we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

The following table is a recap of our notes payable outstanding as of December 31, 2006:

Financing of insurance premiums	$37,333
Loan from factor	36,049
Total notes payable	$73,382

         We entered into the insurance financing arrangement in November 2006. The insurance financing arrangement is unsecured, expires in November 2007, requires monthly principal payments of $5,333 and accrues interest at a rate of 9.3 percent.

During the three months ended December 31, 2006, we entered into an arrangement to factor our receivables. The arrangement with the factor is secured by certain accounts receivable that they have lent against and is intended to self liquidate as the factor collects those specific accounts receivable. The factoring arrangement carries a factoring fee of 7.0 percent of the funds advanced under the arrangement. During the three months ended December 31, 2006, we factored a total of $38,284 under the arrangement. For the three months ended December 31, 2006, we incurred $3,273 of interest expense under this arrangement.

NOTE 9 - DEFERRED REVENUES

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the three months ended September 30, 2006. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of December 31, 2006.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006, we raised additional equity through the sale of our stock to accredited investors. We raised $127,500 in gross proceeds from the sale of 613,000 shares of our common stock. We also received approximately $101,000 under an unsecured bridge loan from a broker/dealer. This bridge loan bears interest at ten percent and is intended to be repaid as part of the use of proceeds of another proposed financing with the same broker/dealer. We issued 200,000 shares to the broker/dealer as part of that bridge financing, which will be recorded to interest expense in the three month period endng March 31,2007.

We also issued 200,000 shares valued at $466,000 to a financial consulting firm in January 2007 for assistance with various financial matters and will be recorded to general and administrative expense in the three month period ending March 31, 2007.

Also subsequent to the end of December 2006, one of our executives lent us an additional $20,000 on an informal, non-interest bearing arrangement. In January 2007, 2,500,000 shares were issued to two of our executives as partial conversion of their convertible deferred salaries from prior years (See Note 5).

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

We are a company founded to develop and publish video game products based upon the popular Left Behind series of novels. We have the exclusive world-wide rights to the Left Behind book series and brand, for the purpose of making video games. Left Behind novels and products are based upon fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil, which are very action oriented and supremely suitable for an engaging series of video games. Left Behind’s series of books has sold more than 63 million copies. Left Behind branded products have generated more than $500 million at retail for the Left Behind book series. Left Behind has also become a recognized brand name by more than 1/3 of Americans. Our management believes that Left Behind products have experienced financial success, including the novels, children's books, graphic novels (comic books), movies, and music. Our interest in the Left Behind brand is limited to our sublicense to make video games. We have no interest in, nor do we profit from any other Left Behind brand.

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

We have developed our first high quality video game and other associated products based upon the Left Behind trademark. We released our first game in November 2006.

To date, we have financed our operations through the sale of shares of our common stock. Although we have received net proceeds of $4,589,117 from the sale of 3,469,888 shares of our common stock during the nine months ended December 31, 2006, we continue to generate operating losses and, as of the three months ended December 31, 2006, are only just beginning to generate revenues. Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements in our Form 10-KSB filed in June 2006 included a “going concern” modification.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 and December 31, 2005

Revenues

We recorded net revenues of $1,006,321 for the three months ended December 31, 2006. Since these were our first revenues, there was no corresponding revenue in the three months ended December 31, 2005. All of these revenues were from the sale of our initial product, a video game named Left Behind: Eternal Forces. The majority of the sales were to major retail chains either directly or through distributors. We also sold our game to Christian bookstores and over the internet. The net revenue figure is net of a reserve that we have accrued to cover any potential markdowns or returns of the game.

Cost of Goods Sold

We recorded cost of goods sold of $856,734 for the three months ended December 31, 2006. As discussed above, there was no corresponding cost of goods sold in the three months ended December 31, 2005. Cost of goods sold consists of product costs, certain royalty expenses, amortization of prepaid royalty costs, amortization of certain intangible assets and inventory-related operational expenses.

General and Administrative Expenses

General and administrative expenses were $3,788,543 for the three months ended December 31, 2006, compared to $781,249 for the three months ended December 31, 2005, an increase of $3,007,294 or 385%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended December 31, 2006 and 2005, we recorded expenses relating to these non-cash payments to consultants, including amortization of prepaid consulting expenses, of $889,167 and $472,008, respectively. This represented a $417,159 increase. During the three months ended December 31, 2006, we also issued 140,000 shares of common stock, valued at approximately $487,250 to certain employees as additional compensation while we did not have any such non-cash employee-related expense in the three months ended December 31, 2005. The overall increase in non-cash charges attributable to consultants and employees was $1,209,889.

Other significant factors in the increase in general and administrative expenses were advertising expenditures and public relations expenditures associated with the launch of our initial product. Our advertising and marketing expenses for the three months ended December 31, 2006 was $824,525, a $791,362 increase over the $33,163 in advertising and marketing expenses that we recorded for the three months ended December 31, 2005.

The remainder of the increase was due to a variety of factors, including increases in wages and salaries due to the hiring of additional employees, increased travel expenses and professional fees.

Research and Development Expenses

Research and development expenses were $494,212 for the three months ended December 31, 2006, compared to $140,131 for the three months ended December 31, 2005, an increase of $354,081 or 253%. These increases are directly attributable to the growth of our development team and in consulting fees from outside contractors involved in game development and testing. These costs increased in particular in the final month before the commercial release of initial product in November 2006.

Net Loss

We reported a net loss of $4,125,891 for the three months ended December 31, 2006, compared to a net loss of $933,989 for the three months ended December 31, 2005, resulting in an increased loss of $3,191,902. In addition, our accumulated deficit at December 31, 2006 totaled $31,157,019. These increases are attributable primarily to the factors discussed above.

Nine Months Ended December 31, 2006 and Nine Months Ended December 31, 2005

Revenues

We recorded net revenues of $1,006,321 for the nine months ended December 31, 2006. Since these were our first revenues, there was no corresponding revenue in the nine months ended December 31, 2005. All of these revenues were from the sale of our initial product, Left Behind: Eternal Forces. The majority of the sales were to major retail chains either directly or through distributors. We also sold our game to Christian bookstores and over the internet. The net revenue figure is net of a reserve that we have accrued to cover any potential markdowns or returns of the game.

Cost of Goods Sold

We recorded cost of goods sold of $856,734 for the nine months ended December 31, 2006. As discussed above, there was no corresponding cost of goods sold in the nine months ended December 31, 2005. Cost of goods sold consists of product costs, certain royalty expenses, amortization of prepaid royalty costs, amortization of certain intangible assets and inventory-related operational expenses.

General and Administrative Expenses

General and administrative expenses were $20,825,182 for the nine months ended December 31, 2006, compared to $5,066,962 for the nine months ended December 31, 2005, an increase of $15,758,220 or 311%. These increases are directly attributable to the growth of our staff and the corresponding increase in wages and salaries and employee benefits as well as increases in operating expenses such as advertising expenditures and public relations expenditures and the amortization of prepaid consulting expenses of $3,515,000.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the nine months ended December 31, 2006 and 2005, we recorded expenses relating to these non-cash payments to consultants, including amortization of prepaid consulting expenses, of $14,734,147 and $4,204,389, respectively. This represented a $10,529,758 increase in non-cash expenses related to consultants. During the nine months ended December 31, 2006, we also issued 431,666 shares of common stock, valued at approximately $1,768,481 to certain employees as additional compensation compared to recording a $47,500 expense in the three months ended December 31, 2005. This represented a $1,720,981 increase in non-cash expenses related to employees. The overall increase in non-cash charges attributable to consultants and employees was $12,250,739.

Other significant factors in the increase in general and administrative expenses were advertising expenditures and public relations expenditures associated with the launch of our initial product. We recorded a $791,362 increase in our advertising and marketing expenses related to our product launch.

The remainder of the increase was due to a variety of factors, including increases in wages and salaries due to the hiring of additional employees, increased travel expenses and professional fees.

Research and Development Expenses

Research and development expenses were $937,915 for the nine months ended December 31, 2006, compared to $421,594 for the nine months ended December 31, 2005, an increase of $516,321 or 123%. These increases are directly attributable to the growth of our development team and the corresponding increase in wages and salaries and employee benefits.

Net Loss

We reported a net loss of $21,609,866 for the nine months ended December 31, 2006, compared to a net loss of $5,499,473 for the nine months ended December 31, 2005, resulting in an increased loss of $16,110,393. In addition, our accumulated deficit at December 31, 2006 totaled $31,157,019. These increases are attributable primarily to the factors discussed above.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 we had $72,488 of cash compared to $393,433 at March 31, 2006, a decrease of $320,945. At December 31, 2005, we had cash of $94,723. At December 31, 2006, we had a working capital deficit of $987,841 compared to a working capital position of $3,019,786 at March 31, 2006.

Operating Activities

For the nine month periods ended December 31, 2006 and 2005, net cash used in operating activities was $4,576,604 and $1,027,815, respectively. The $3,548,789 increase in cash used in our operating activities was primarily due to the increase in our general and administrative expenses and research and development expenses as we neared the market launch of our first product. The net losses for the nine months ended December 31, 2006 and 2005 were $21,609,866 and $5,499,473, respectively, an increase of $16,110,393.

Investing Activities

For the nine month periods ended December 31, 2006 and 2005, net cash used in investing activities was $829,890 and $41,635, respectively. The increase was attributable to purchases of property and equipment and payments for trademarks and royalties.

Financing Activities

For the nine month periods ended December 31, 2006 and 2005, net cash provided by financing activities was $5,085,549 and $948,199, respectively. All of the cash provided by financing activities in the 2006 period was from the issuance of common stock, net of issuance costs. In the nine months ended December 31, 2006, we raised $5,069,117 from the issuance of common stock, net of issuance costs.

Future Financing Needs

Since our inception in August 2002 through December 31, 2006, we have raised approximately $6.6 million through funds provided by founders and private placement offerings. This has been sufficient to keep development of our first product moving forward. Although we expect this trend to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

Going Concern
As of the three months ended December 31, 2006, we have started to generate revenue, and through December 31, 2006 have incurred net losses of $31,157,019 and had negative cash flows from operations of $6,383,394 since our inception through December 31, 2006. Our ability to continue as a going concern is dependent upon out ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At December 31, 2006, our management believes there is no impairment of its long-lived assets. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the nine months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2006, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) to have an immaterial effect on the accompanying consolidated financial statements.

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

Revenue Recognition.  We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss and reward have been transferred to the customer.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

•
Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Product Revenue: Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners.

Shipping and Handling: In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

The Company promotes its products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products" certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three months ended December 31, 2006, we recorded a total of $62,220 under such types of arrangements.

Item 3.  Controls and Procedures.

We carried out an evaluation as of December 31, 2006, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to December 31, 2006, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently are not a party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended December 31, 2006, we received $5,069,117 in net proceeds from the sale of approximately 3,470,000 shares of common stock.

During the period, we also issued to independent third parties approximately 2,905,000 shares of common stock for services provided, valued at approximately $11.2 million (based on closing price on the respective grant date). We also issued 431,666 shares of common stock, valued at approximately $1.77 million (based on the closing price on the respective grant date), to certain employees as additional compensation.

During the nine months ended December 31, 2006, we issued 150,429 warrants to purchase shares of common stock with exercise prices ranging between $1.50 and $2.25. We have estimated the value of these warrants to be approximately $513,000.

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

On October 1, 2006, we entered into a distribution agreement with Cokem International, Ltd. ("Cokem"), a distributor of software, video games and related products. Under the agreement, Cokem agreed to order inventory components, assemble our inventory, solicit and receive orders, warehouse, fulfill, distribute and sell our products.

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

Dated:  February 20, 2007

By: /s/ Troy Lyndon
Troy Lyndon, Chief Executive Officer
 (Principal Executive Officer)

By: /s/ James B. Frakes
James B. Frakes, Chief Financial Officer
(Principal Financial Officer)