Form 10KSB
period 2007-03-31
LEFT BEHIND GAMES, INC.
filed 2007-07-16
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED March 31, 2007

LEFT BEHIND GAMES INC.
 (Exact name of registrant as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

25060 Hancock Avenue, Suite 103 Box 110
Murrieta, California 92562
(Address of principal executive offices)

(951) 894-6597
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of July 12, 2007, computed by reference to the closing sale price of the common stock on the Over the Counter Bulletin Board on July 12, 2007, was approximately $10.3 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 12, 2007 was 46,814,847 shares of common stock.

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $768,237

DOCUMENTS INCORPORATED BY REFERENCE -- Not applicable

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	continued development of our technology;

•	dependence on key personnel;

•	competitive factors;

•	the operation of our business; and

•	general economic conditions.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Left Behind Games Inc., a Washington corporation, formerly known as Bonanza Gold, Inc., doing business through its subsidiary Left Behind Games Inc., a Delaware corporation is in the business of developing and publishing video game products based upon the popular Left Behind series of novels. Pursuant to a share exchange agreement closed on February 7, 2006, we became a subsidiary of Left Behind Games Inc. Washington. As a result of the share exchange agreement, our shareholders took majority control of Left Behind Games Inc. Washington and our management became the management of Left Behind Games Inc. Washington (collectively, “we”, “our” or “LBG”)..

We are an early stage company founded to develop and publish video game products based upon the popular Left Behind series of novels. We have the exclusive world-wide rights to the Left Behind book series and brand, for the purpose of making any form of electronic games, which includes video games. Left Behind novels and products are based upon fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil, which are very action oriented and supremely suitable for an engaging series of electronic games. According to the book publisher, Tyndale House Publishers, Left Behind’s series of books has sold more than 63 million copies. As a result, Left Behind branded products have generated more than $500 million at retail for the Left Behind book series. According to a Barna Research study, Left Behind has also become a recognized brand name by more than 1/3 of Americans. Our management believes that Left Behind products have experienced financial success, including the novels, children's books, graphic novels (comic books), movies, and music. Our interest in the Left Behind brand is limited to our sublicense to make video games. We have no interest in, nor do we profit from any other Left Behind branded products.

Our rights to use the Left Behind brand to make electronic games is based solely on our sublicense with White Beacon which entitles us to all of its rights and obligations under its license with the publisher of the Left Behind book series. White Beacon’s exclusive worldwide license from the publisher of the Left Behind book series grants it, and us through our sublicense, the rights to develop, manufacture, market and distribute video game products based on the Left Behind series.

We have assembled a team of individuals experienced in the video game industry to develop and market video games based upon the Left Behind series that offers a challenging and positive oriented alternative to video games with gratuitous sex and violence currently marketed. Our game(s) feature spiritual weapons such as “prayer” and “worship” which can overcome the fighting power of “guns”.

Anticipated Name Change. As a result our continuing growth as a potential distributor of other published products into the Christian Booksellers Association (“CBA”) and inspirational marketplaces, we anticipate that we will change our name, subject to shareholder vote at a future shareholder meeting.

Recent Developments

Background

In November of 2006, we released our first product; LEFT BEHIND: Eternal Forces. We successfully gained entry into more than 10,000 retail locations, including Target, Best Buy, GameStop, EB Games, select Wal-Marts, Circuit City, Comp USA and numerous others.

Because our distribution channel failed to efficiently deliver our product to the Christian and inspirational marketplace last year, our product was not available until the week of Christmas, which we believe significantly reduced our Christmas sales in this market. Due to this experience, we made the decision to build our own direct-to-store distribution channel for the Christian and inspirational marketplaces. In a short time, we already have direct-to-store account relationships with more than 400 stores; over 1000 if large chains are included in the total. Additionally, Hallmark store owners have expressed interest in carrying our product. At our current pace of growth, we believe that our company will have a significant direct-to-store distribution channel by Christmas of 2007.

As a result of last year’s public relations experiences where the media misrepresented the content of our game, we are in the process of developing marketing strategies to inform the public about the content or our games. This includes providing information about the game’s promotion of values of fellowship and reconciliation.

Although we started as a one product company, we’ve anticipated our need to expand our product line to include products for everyone in the family. Our recent publishing agreement for the Charlie Church Mouse line of products now includes something for those in pre-school, kindergarten and elementary school. And we are actively seeking to acquire small inspirational game businesses to enhance our product offerings.

We believe that successfully marketing products that are inspirational in nature must include development of a grass-roots campaign supported by Churches and Ministries worldwide. As such, we have held five church sponsored outreach events called “Eternal Forces Mondays.” These events represent opportunities for churches to send their youth to local LAN Centers and for youth pastors to invite the unchurched to an event outside of church. As a result of the success of these events, we are launching a nationwide campaign to allow churches to utilize our games for their fund-raising purposes.

Current Retail Environment and Emerging Distribution Methods

Increasingly, retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain current sales levels of our titles. Competitors with more extensive product lines and popular titles may have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive.

We are actively investigating emerging distribution platforms, including online digital and wireless downloads that may represent sources of additional revenue for us beyond the traditional retail outlets and the CBA (inspirational) marketplace.

In addition, we derive revenue from in-game advertising consisting primarily of fixed product placement. We are developing and expanding on dynamic ad serving technology and will continue to focus on attracting third parties to advertise in our video games. Ideally, organizations already selling ad space for those interested in the demographic make-up of LEFT BEHIND readers and gamers, will be engaged to sell ad space which will be implemented by Double Fusion, our in-game advertising technology partner.

Pursue Growing Trends of Digital Content Creation and Distribution

As the interactive entertainment industry continues to evolve, new revenue streams are emerging from the growing trends of digital content creation and distribution. While still nascent, these revenue opportunities are expected to increase significantly in future years. We are currently focused on generating revenue from in-game advertising. Our current game and upcoming sequel game have hundreds of potential placements for in-game advertising, which can be updated weekly, either dynamically or via our automatic update-game feature. To date, Jeep, GameStop and Dell Computers have placed ads in our current game.

In future years, we plan to consider adding other new revenue opportunities, including downloadable content/micro-transactions, mobile content and massively multiplayer online gaming. We also believe that online delivery of episodic content will continue to become more prevalent as broadband connectivity gains popularity and digital delivery platforms such as Xbox Live, PlayStation Network and Valve’s Steam gain additional customers.

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

According to the NPD Group, a provider of consumer and retail information based in Port Washington New York 2006 U.S. retail sales of video games and PC games, which includes console and portable hardware, software and accessories, were approximately $13.5 billion, which exceeded the previous record set in 2002 by over $1.7 billion.

Sales growth in the game software industry is more than double the growth rate of the U.S. economy as a whole, according to a study of the U.S. Government Census and other economic data, as reported in an ESA report. Analysts predict that more money will be spent again this year on interactive software than at the box office.

Internet, Online and Wireless Video Games. The Internet has spawned the phenomenon of multiplayer on-line gaming, which we believe will increase with the emergence of broadband capabilities, in addition to new wireless mobile phone platforms. With advances in broadband technology and the ever increasing use of the Internet, the computer and video game industry has witnessed substantial growth in the development of games that can be played over the Internet, thereby opening up another market as well as other revenue models. Organizations have been placing their games on the Internet for consumer consumption either for the purpose of expanding their markets or as a way for companies not in the traditional video game industry to gain entrance. It is our intent to expand into these new markets, once we establish revenue streams from publishing the initial products..

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

In early 2007, we also launched a survey of our own to fans of our new game, which was released in November 2006. The survey was responded to by approximately 1-2% of those requested. Remarkably, more than 2/3 of all those responding intend to buy the next product to be released by Left Behind Games.

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

The study also found the typical game purchaser is 37 years old, and adult gamers have been playing for an average of 12 years. Further data shows just 35% of gamers are under the age of 18, while 43% are 18-49. Interestingly, women age 18+ constitute a greater portion of the game playing population (28%) than boys 6-17 (21%).

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

Although our first product is rated “T” for Teens, the rating system is not perfect. For example, a recent release of a product rated “T” for Teens released by a competing publishing company, did include taking the Lord’s name in vain with the phrase “God Da!^$#%”…and the ESRB rating system referred to this expletive as “Mild Language”.

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

Based on the popularity and success of the Left Behind Series with all ages, we believe that the Left Behind Brand is uniquely positioned for success in the interactive video game marketplace. Recent interactive game market studies reveal a rapidly growing market comprised of people from all ages and cultures. Based on statements by the president of the ESA, we believe that the last few years and the next several years are watershed years for interactive products. “Leading analysts forecast that the next generation of video game consoles may achieve household penetration rates approaching 70%, making them nearly as commonplace in American homes as video cassette recorders."

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

Products

Left Behind Video Games. Our mission is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences. We intend to develop products to include the same types of compelling elements that have made interactive games popular for years, and yet offer a less graphic experience to the sexual themes and gratuitous violence currently found in many titles. We plan to make all games visually and kinetically appealing. We anticipate our titles will be classified as both action, strategy and adventure genres, and will likely receive either an "E" rating (appropriate for ages 6 and up) or a "T" rating (appropriate for ages 13 and up).

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

Our initial product is Left Behind: Eternal Forces, the PC game (“EF”). EF is a real time strategy game played by one person or online by up to eight players on PCs. The game was launched in November 2006 and we have made nine free updates to EF since the launch. EF has a “T” rating. The game is loosely based on the Left Behind series but is not specific to any one of the Left Behind novels.

We intend to launch a follow-up product to EF in the Fall of 2007, titled “LEFT BEHIND II: Tribulation Forces”. This follow-up product will also be a real time strategy game. It will include all of the improvements that we made to EF and will include additional game levels and numerous other features.

Social Networking Site. We have developed a social networking website named DreamWebSpace.com. DreamWebSpace is designed to be a family friendly alternative to some of the popular social networking sites such as Fox’s Myspace.com. DreamWebSpace has more security, language filtering and more monitoring than many of the popular social networking sites. We hope to eventually derive advertising revenue from DreamWebSpace.

Marketing

We used a variety of avenues for promoting and marketing the launch of EF in November and December 2006, including television, radio, print advertising, trade shows, as well as the Internet. We anticipate that the Internet will become a cost effective method for developing brand awareness and promoting our products.

Interactive software publishers use various strategies to differentiate themselves and build competitive advantages within the industry such as Platform Focus, internal vs. external development, third party distribution, International Sales and Game Genre Focus. According to Michael Pachter of Wedbush Morgan, "Deciding which platforms to publish games for is one of the most important decisions a publisher faces. Different game platforms require varying development costs, time to market, gross margins, and marketing budgets.” Accordingly, we initially focused on the PC/Multi-player version of the game. This strategy allowed us to focus on the development of our first game, without the required processes posed by licensors Sony, Microsoft and Nintendo on their various consoles. We intend to release console and portable games into the marketplace in the future years with the intent to partner with larger publishing companies to limit the effective risk in releasing new titles.

The game is designed to support two game modes, Storyline and Game World Modes. In Storyline mode, gamers will have the opportunity to interact within events from the novels. In Game World mode, gamers will compete and fight for territory in an effort to defeat all opponents. The gamers' goal will be to fight against the Global Community (commanded by the Anti-Christ) with Tribulation Forces. In One Player game mode, all opponents will be computer generated. However, in Multi-player mode, gamers online will compete against each other. Although we are not focused on the development of an MMOG (Massive Multi-player Online Game), at some point in the future, our game could migrate to the MMOG platform without tremendous changes in design, game play, storylines and structure.

Proprietary Rights

Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely on trade secret, trademark and copyright law to protect our intellectual property. In addition, we cannot be sure that others will not develop technologies that are similar or superior to our technology. Furthermore, our management believes that factors such as the technological and creative skills of our personnel, new product developments, product enhancements and marketing activities are just as essential as the legal protection of proprietary rights to establishing and maintaining a competitive position.

We rely on trade secrets and know-how and proprietary technological innovation and expertise, all of which are protected in part by confidentiality and invention assignment agreements with our employees and consultants, and, whenever possible, our suppliers. We cannot make any assurances that these agreements will not be breached, that we will have adequate remedies for any breach, or that our unpatented proprietary intellectual property will not otherwise become known or independently discovered by competitors. We also cannot make any assurances that persons not bound by an invention assignment agreement will not develop relevant inventions.

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

The Left Behind License. On October 11, 2002, the publisher of the Left Behind book series granted White Beacon an exclusive worldwide license to use the copyrights and trademarks relating to the storyline and content of the books in the Left Behind series of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet. White Beacon is owned by Troy A. Lyndon, our chief executive officer and Jeffrey S. Frichner, our former president. Messrs. Lyndon and Frichner are members of our board of directors. White Beacon has sublicensed its Left Behind book series license in its entirety to us, with the written approval of the publisher of the Left Behind books.

The license requires us to pay royalties based on the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems, and a smaller percentage of the gross receipts on other console game platform systems. According to the license agreement, we are required to guarantee a minimum royalty during the initial four-year term of the license, of which we have already paid a portion. This advance will be set off as a credit against all monies owed subsequently under the license.

The Left Behind Games Sublicense. White Beacon has granted us a sublicense of all of its rights and obligations under its license with the publisher of the Left Behind book series. In consideration for receiving the sublicense, we issued to White Beacon 5,850,000 shares of our common stock (which shares were reduced to 3,496,589 pursuant to our reverse split in February 2006), which have consequently been transferred equally among White Beacon’s two partners, Messrs. Lyndon and Frichner.

Pursuant to the terms and conditions of the sublicense, we are required to comply with all terms, conditions and obligations of the original license with the publisher of the Left Behind book series. This sublicense is a pass-through to us of the identical, original license with no attachments.

Distribution

North American Market. We achieved significant distribution for EF through a Distribution Agreement with COKeM International Ltd. We sold directly to GameStop and COKeM resold EF to a number of large retailers, including Sam’s Club, selected Wal-Mart stores, Target, Best Buy and Circuit City. We believe that EF was distributed at the traditional locations where many North American video gamers go to purchase and/or rent their video games.

International Market. We sold EF internationally through distributors. Those distributors sold EF into a number of countries, including Australia, Canada, Singapore and South Africa. We intend to continue this strategy of selling through international distributors with an emphasis on Europe and East Asia.

The Inspirational Bookseller Market. We anticipate that the CBA and related sales channels represent significant sell-through opportunities for the Left Behind Series brand. Left Behind books were originally sold exclusively through CBA retailers, until gaining mainstream acceptance and tremendous financial success in other distribution venues. Veggie Tales by Big Idea Productions, which has sold millions of videos, also released products to the CBA market before gaining mainstream acceptance. This distribution channel includes thousands of retail outlets. We are developing direct-to-store relationships in the inspirational bookseller market to broaden our reach, to increase our potential and to pursue building a profitable distribution center for other published products into this marketplace.

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

Our independent registered public accounting firm has issued a “going concern” opinion.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

Need for substantial additional funds.

We currently need additional funds to finance our operations and the development of our sequel product. Our overall cash requirements for the next 12 months are expected to be in excess of $3,000,000. Our cash requirements may vary or increase materially from those now planned because of unexpected costs or delays in connection with creation of video games, changes in the direction of our business strategy, competition, and other factors. Adequate funds for these purposes may not be available when needed or on acceptable terms.

Our board of directors is experiencing difficulty in developing a consensus regarding a number of difficult issues that currently confront our company and this lack of consensus may make it difficult for our board to take action on behalf of our company.

Our directors hold different points of view on a number of the difficult issues that confront our Company and their inability to develop a consensus may make it difficult for them to take action of behalf of our company.

It is difficult to assess the likelihood of success for an early stage company without a long operating history like ours.

Since our organization, we have been engaged in start-up and development activities. There is limited operating history upon which investors may base an evaluation of our likely future performance.

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

We expect the average price of current generation software titles to continue to decline.

Consumer demand for software for current generation platforms has declined as newer and more advanced hardware platforms achieve market acceptance. As the gaming software industry transitions to next-generation platforms, we expect few, if any, current generation titles will be able to command premium price points and we expect that these titles will be subject to price reductions earlier in their product life cycles than we have seen in prior years. As a result, we have reduced prices for our current generation software titles and we expect to continue to reduce prices for our current generation software titles which will have a negative impact on our operating results.

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

Although we believe that our plans for marketing and distributing our products are achievable, there can be no assurance that we will be successful in our efforts to secure distribution agreements with national or regional wholesale or retail outlets, or to negotiate international distribution or sublicensing agreements regarding the distribution of Left Behind series video games in countries and territories outside of the United States, or that we will be able to gain access to CBA wholesale or retail channels of distribution. Even if we achieve our desired level of distribution, there can be no assurance that our games will sell sufficient quantities to generate profitable operations.

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

All of our planned products are based on or incorporate intellectual property owned by others. All of our current video game products are based on Left Behind names and themes. We expect that some of the products we publish in the future may also be based on intellectual property owned by others. The rights we enjoy to licensed intellectual property may vary based on the agreement we have with the licensor. Competition for these licenses is intense and many of our competitors have greater resources to take advantage of opportunities for such licenses. If we are unable to maintain our current licenses and obtain additional licenses with significant commercial value, we believe our sales will decline. In addition, obtaining licenses for popular franchises owned by others could require us to expend significant resources and the licenses may require us to pay relatively high royalty rates. If these titles are ultimately unpopular, we may not recoup our investment made to obtain such licenses. Furthermore, in many instances we do not have exclusive licenses for intellectual property owned by others. In these cases, we may face direct competition from other publishers holding a similar license.

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

We have a skilled management team to seek out developers for our video games. However, members of our management team are required to devote only as much time to our operations as they, in their sole discretion, deem necessary in carrying out our operations effectively. Any or all of the members of our management team, including Troy A. Lyndon, may fail to divide their time efficiency in operating our business given their outside obligations. In addition, we do not have agreements with any of our management team that hinder their ability to work elsewhere or to resign at will and, thus, any executive officer or key employee may terminate his or her relationship with us at any time without advanced notice.

Significant Employees

We employ 16 full-time workers in the United States. Our Director of Product Development and Senior Producer is Kevin Hoekman, age 38. He is a significant employee with a decade of experience managing a variety of development efforts prior to joining us in mid-2006. The Executive Director of Outreach and Sales is Jerome Mikulich, age 42, and he is a significant employee. Mr. Mikulich has years of experience in sales and ministry outreach related activities. The Vice President of administration, human resources and corporate events, Robilyn Lyndon, age 52, is a significant employee. Mrs. Lyndon has more than 20 years experience in business, finance and administration, and has held numerous positions with both marketing and consumer products organizations.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices consist of a 3,500 square foot facility on 29995 Technology Drive in Murrieta, California under a lease agreement through May 2010. Its cost is $7,545 per month, with annual increases of 4%.

We also have a 3,500 square foot sales and distribution facility on 38340 Innovation Court in Murrieta, California under a lease agreement through October 2009. Its cost is $3,920 per month, with annual increases of 3.4%.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business. We have received a letter from our former President, and current director, Jeffrey Frichner, demanding payment of $36,000 allegedly owed to him by us. Except for this, there are currently no material actions pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Equity and Related Stockholder Matters

Our common stock is traded in the over-the-counter market on the NASD Bulletin Board under the symbol “LFBG”. The following table shows the high ask and low bid prices for the common stock for each quarter during the last two fiscal years ended March 31. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All quotations through the quarter ended 12/31/05 reflect prices prior to our 1 for 4 reverse split effectuated on February 7, 2006. The quotations for the quarters ended 03/31/06 and thereafter reflect prices post 1 for 4 reverse split.

	High Ask	Low Bid
Year ended 3/31/06
Quarter ended 6/30/05	$0.16	$0.12
Quarter ended 9/30/05	0.23	0.14
Quarter ended 12/31/05	0.35	0.20
Quarter ended 03/31/06	4.75	0.80

Year ended 3/31/07
Quarter ended 6/30/06	$3.92	$2.10
Quarter ended 9/30/06	5.88	2.36
Quarter ended 12/31/06	7.44	2.17
Quarter ended 03/31/07	2.45	0.18

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain any future earnings to finance our operations.

Description of Securities

At July 12, 2007, our shares of common and preferred voting stock issued and outstanding were held by approximately 1,330 shareholders of record. There are no other outstanding options or rights to acquire shares.

Common Stock

We are authorized to issue two hundred million (200,000,000) shares of $0.001 par value common stock of which 46,814,847 shares are currently outstanding as of July 12, 2007. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

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

Preferred Stock

We are authorized to issue ten million (10,000,000) shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares are issued and outstanding as of July 12, 2006. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares enjoy one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

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

(b) Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2007, we received $5,266,117 in net proceeds from the sale of 4,917,009 shares of common stock.

During the period, we also issued to independent third parties 8,389,887 shares of common stock for services provided, valued at $13,813,804 (based on closing price on the respective grant date). We also issued 576,666 shares of common stock, valued at $1,865,381 (based on the closing price on the respective grant date), to certain employees as additional compensation.

During the fiscal year ended March 31, 2007, we issued 224,738 warrants to purchase shares of common stock with exercise prices ranging between $0.50 and $2.25. We have estimated the value of these warrants to be approximately $642,930.

Also during the fiscal year ended March 31, 2007, we issued 880,000 shares valued at $403,000 to accredited investors in association with our Bridge Loan borrowings.

Three of our officers or former officers previously deferred a portion of their compensation, which they have the right to convert to the Company’s Common Stock at prices ranging from $0.084 to $1.68 per share. As of March 31, 2007, all three of those officers or former officers elected to convert that deferred compensation into our common stock at the agreed conversion rates as follows:

•	Mr. Lyndon converted $188,542 of deferred compensation into 2,242,441 shares of our common stock.
•	Mr. Frichner converted $266,128 of deferred compensation into 2,721,463 shares of our common stock.
•	Mr. Axelson converted $126,043 of deferred compensation into 938,534 shares of our common stock.

During the period April 1, 2007 through July 12, 2007, we entered into a number of sales of unregistered securities to accredited investors to finance our business. We sold 9,388,000 shares of our common stock at an average price of $0.10 per share to raise $913,800 plus a note for $25,000. Most of the shares sold were at ten cents per share to our existing investors.

Subsequent to March 31, 2007, we issued 1,196,949 shares of our common stock to independent third parties for services performed, valued at $291,442 (based on the closing price of our common stock on the respective grant dates).

We also received $130,000 in further gross proceeds under the Bridge Loan. We issued 260,000 shares of common stock to the investors and 66,000 shares of common stock to the Broker-Dealer as part of that bridge financing.

We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D, Rule 506 because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum or a stock purchase agreement disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Issuance of Preferred Stock

In June 2004, holders of $150,000 in notes payable converted the outstanding principal of $150,000, accrued interest of $17,500 and the 1,793,123 shares of common stock held by them into 2,151,747 shares of our Series A preferred stock. The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2007. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933. Ray Dixon, one of our directors, purchased 717,249 shares through Southpointe Financial, and along with another investor, received a lien on the home of our chief executive officer, Troy Lyndon. The status of this lien is currently in dispute between the parties.

In November 2005, we issued 1,434,498 shares of series A preferred stock valued at $1.67 per share under a consulting agreement for total deferred consulting expense of $2,400,000 to be amortized over the term of the consulting agreement. $800,000 was recorded as consulting expense during the year ended March 31, 2006 and the remaining $1.6 million was recorded as consulting expense during the year ended March 31, 2007. In issuing these securities, we relied on the exemption from registration provided for by Rule 701 of the Securities Act of 1933.

We believe that each transaction where securities were issued to consultants in the twelve month period ended March 31, 2007 did not require registration under the Securities Act of 1933, because they were exempt under Rule 701 of the Securities Act of 1933. Moreover, issuances of securities to consultants, including those issued after we became a reporting company where the Rule 701 exemption was no longer available, did not involve any public offering and were therefore exempt transactions pursuant to Section 4(2) of the Securities Act of 1933. Our basis for this is the fact that the securities were offered and sold to a limited number of persons, in a limited number of offers, with a limited number of shares offered. In addition, as our consultants and employees, our management believes that each of the service providers were sophisticated and able to fend for themselves and obtain the information they needed to make the decision to accept stock in lieu of cash. This is based on the fact that the service providers had access to our officers and operations and were in a position that enabled them to command access to information that would otherwise be contained in a registration statement. An appropriate legend was placed on the common stock issued to each shareholder.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This document contains statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	continued development of our technology;
•	consumer acceptance of our current and future products
•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions.

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

We are an early stage company founded to develop and publish video game products based upon the popular Left Behind series of novels. We have the exclusive world-wide rights to the Left Behind book series and brand, for the purpose of making any form of electronic games, which includes video games. Left Behind novels and products are based upon fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil, which are very action oriented and supremely suitable for an engaging series of electronic games. According to the book publisher, Tyndale House Publishers, Left Behind’s series of books has sold more than 63 million copies. Accordingly, Left Behind branded products have generated more than $500 million at retail for the Left Behind book series. According to a Barna Research study, Left Behind has also become a recognized brand name by more than 1/3 of Americans. Our management believes that Left Behind products have experienced financial success, including the novels, children's books, graphic novels (comic books), movies, and music. Our interest in the Left Behind brand is limited to our sublicense to make video games. We have no interest in, nor do we profit from any other Left Behind branded products.

Our rights to use the Left Behind brand to make electronic games is based solely on our sublicense with White Beacon which entitles us to all of its rights and obligations under its license with the publisher of the Left Behind book series. White Beacon’s exclusive worldwide license from the publisher of the Left Behind book series grants it, and us through our sublicense, the rights to develop, manufacture, market and distribute video game products based on the Left Behind series.

We have assembled a team of individuals experienced in the video game industry to develop and market video games based upon the Left Behind series. Our game(s) feature spiritual weapons such as “prayer” and “worship” which can overcome the fighting power of “guns”.

We have developed our first high quality video game and other associated products based upon the Left Behind trademark. We released our first game in November 2006.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the fiscal year ended March 31, 2007, we borrowed $320,000 under a Bridge Loan and raised net proceeds of $5,266,117 from the sale of 4,917,009 shares of our common stock. We continue to generate operating losses and have only just begun to generate revenues. Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a “going concern” modification.

RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 2007 and March 31, 2006

Revenues

We recorded net revenues of $768,237 for the fiscal year ended March 31, 2007. Since these were our first revenues, there was no corresponding revenue in the fiscal year ended March 31, 2006. Almost all of these revenues were from the sale of our initial product, a video game named Left Behind: Eternal Forces. The majority of the sales were to major retail chains either directly or through distributors. We also sold our game to the CBA and Inspirational bookstores and over the internet. The net revenue figure is net of a reserve that we have accrued to cover any potential markdowns or returns of the game.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $598,530 for the fiscal year ended March 31, 2007. As discussed above, there was no corresponding cost of sales - product costs in the fiscal year ended March 31, 2006. Cost of sales - product costs consists of product costs and inventory-related operational expenses. Cost of sales - product costs also includes an inventory reserve of $25,834.

Cost of Sales - Intellectual Property Licenses

We recorded cost of sales - intellectual property licenses of $552,326 for the fiscal year ended March 31, 2007. As discussed above, there was no corresponding cost of sales - intellectual property licenses in the fiscal year ended March 31, 2006. Cost of sales - intellectual property licenses consists of certain royalty expenses, amortization of prepaid royalty costs and amortization of certain intangible assets. In particular, cost of sales - intellectual property licenses included $500,000 of guaranteed minimum royalty expenses to the licensor of the Left Behind brand, $42,326 of music royalties and $10,000 related to a technology license.

General and Administrative Expenses

General and administrative expenses were $24,416,356 for the fiscal year ended March 31, 2007, compared to $8,042,694 for the fiscal year ended March 31, 2006, an increase of $16,373,662 or 204%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the fiscal years ended March 31, 2007 and 2006, we recorded expenses relating to these non-cash payments to consultants, including amortization of prepaid consulting expenses, of $17,435,004 and $6,358,420, respectively. This represented a $10,970,384 increase. During the fiscal years ended March 31, 2007 and 2006, we also issued shares of common stock to our employees, valued at approximately $1,865,381 and $307,500, respectively, an increase of $1,557,881. The overall increase in non-cash charges attributable to consultants and employees was $12,560,265.

Other significant factors in the increase in general and administrative expenses were advertising expenditures and public relations expenditures associated with the launch of our initial product. Our advertising and marketing expenses for the fiscal year ended March 31, 2007 was $1,217,962, a $1,117,238 increase over the $100,724 in advertising and marketing expenses that we recorded for the fiscal year ended March 31, 2006.

The remainder of the increase was due to a variety of factors, including increases in wages and salaries due to the hiring of additional employees, increased travel expenses, and professional fees.

Product Development Expenses

Product development expenses were $1,209,154 for the fiscal year ended March 31, 2007, compared to $568,001 for the fiscal year ended March 31, 2006, an increase of $641,153 or 113%. These increases are directly attributable to the growth of our development team and in consulting fees from outside contractors involved in game development and testing.

Net Loss

We reported a net loss of $26,084,107 for the fiscal year ended March 31, 2007, compared to a net loss of $8,608,526 for the fiscal year ended March 31, 2006, resulting in an increased loss of $17,475,581. In addition, our accumulated deficit at March 31, 2007 totaled $35,631,260. These increases are attributable primarily to the factors discussed above. As noted above, $19,226,185, or 73.7%, of the net loss for the fiscal year ended March 31, 2007 arose from the issuance of our common stock to consultants and employees, which were non-cash charges.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 we had $14,965 of cash compared to $393,433 at March 31, 2006, a decrease of $378,468. At March 31, 2007, we had a working capital deficit of $1,562,273 compared to a working capital position of $3,019,786 at March 31, 2006.

Operating Activities

For the fiscal years ended March 31, 2007 and 2006, net cash used in operating activities was $5,115,073 and $1,552,572, respectively. The $3,562,501 increase in cash used in our operating activities was primarily due to the increase in our general and administrative expenses and research and development expenses as we neared the market launch of our first product. The net losses for the fiscal years ended March 31, 2007 and 2006 were $26,084,107 and $8,608,526, respectively, an increase of $17,475,581.

Investing Activities

For the fiscal years ended March 31, 2007 and 2006, net cash used in investing activities was $846,618 and $69,469, respectively. The increase was attributable to purchases of property and equipment and payments for trademarks and royalties.

Financing Activities

For the fiscal years ended March 31, 2007 and 2006, net cash provided by financing activities was $5,583,223 and $1,799,500, respectively. The primary element of cash provided by financing activities in the fiscal year ended March 31, 2007 was $5,266,117 from the sale of common stock, net of issuance costs compared to $1,649,500 in the fiscal year ended March 31, 2006.

Future Financing Needs

Since our inception in August 2002 through March 31, 2007, we have raised approximately $7.3 million through funds provided by private placement offerings. This was sufficient to enable us to development our first product and to make some improvements to that product. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of the development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

Going Concern

As of the fiscal year ended March 31, 2007, we have started to generate revenue, and through March 31, 2007 have incurred net losses of $35,631,260 and have had negative cash flows from operations of $6,886,863 from our inception through March 31, 2007. Following the launch of our product, we significantly downsized both our domestic and contracted international workers in order to reduce our ongoing cash expenditures. We also built up a significant level of accounts payable due to the expenses associated with our product launch.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results.

Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At March 31, 2007, our management believes there is no impairment of its long-lived assets. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the fiscal year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2007, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) to have an immaterial effect on the accompanying consolidated financial statements.

We calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. Our determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

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

The Company promotes its products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products" certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the fiscal year ended March 31, 2007, we recorded a total of $89,112 under such types of arrangements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 for a listing of the Consolidated Financial Statements and Schedule filed with this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of our disclosure controls and procedures. They have concluded after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2007, that as of such date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us was made known to them by others.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION.

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers of the Registrant

Our directors and executive officers as of July 12, 2007, include the following persons:

Name	Age	Position

Troy A. Lyndon	42	Chairman & Chief Executive Officer

James B. Frakes	50	Chief Financial Officer

Jeffrey S. Frichner	49	Director

Thomas H. Axelson	63	Director

Ray Dixon	54	Director

Troy A. Lyndon, chief executive officer and chairman of the board of directors, age 42, is the chief executive officer of Left Behind Games Inc. As the former chief executive officer of Studio Arts Multimedia, Inc., he managed and worked to develop six multi-million dollar video game projects for Corel Corporation. Previously, Mr. Lyndon served as president of Park Place Productions where he managed operations, including the publication and/or development for over 50 video game projects. Park Place Productions under Mr. Lyndon’s leadership, became North America’s largest independent video game development company. Mr. Lyndon has over 20 years experience in the management and development of software projects, including computer and video game products such as Madden Football, Batman Returns, Defender of the Crown, and Street Fighter. Mr. Lyndon is also a recipient of the Entrepreneur of the Year award from Inc. Magazine, Merrill Lynch and Ernst & Young. Mr. Lyndon has also served many ministries and Christian publishers, including the Billy Graham Evangelistic Association, Campus Crusade for Christ International, the Bright Media Foundation, the publisher of the Left Behind book series and Biblesoft.

James B. Frakes, chief financial officer, age 50, was appointed chief financial officer of Left Behind Games Inc. in November 2006. Prior to joining us, Mr. Frakes was the chief financial officer of NTN Communications, Inc. from April 2001 through June 2005. Mr. Frakes serves on the Board of Youth Tennis San Diego, a nonprofit organization. He holds an MBA from the University of Southern California and a BA from Stanford University.

Jeffrey S. Frichner, member of the board of directors, age 49, formerly was the president and secretary of Left Behind Games Inc. Currently, he is managing director of Good News Capital, LLC, a financial relations and consulting firm. Previously, he was national accounts manager for Raindance Communications, Inc. Prior to that, Mr. Frichner was the director of business development for Enable Incorporated. Previous to that, he was Vice President of Corporate Finance and Investments for Janda, Phillips and Garrington, LLC. Prior, Mr. Frichner was a registered representative with Dean Witter Reynolds. He holds a BA in business and marketing from National University and is a former United States Marine.

Thomas H. Axelson, member of the board of directors, age 63, formerly was the chief financial officer of Left Behind Games Inc. He also currently serves as the Foundations Relations Manager for the largest ministry of Campus Crusade for Christ International. For more than 35 years, Mr. Axelson has devoted his life to ministry. During the past 15 years, he has managed allocations of more than $350 million to support Campus Crusade for Christ operations worldwide. Mr. Axelson received his B.S. in Chemistry and Biology from Bemidji State University and holds an M.A. in Management from Claremont Graduate School.

Ray Dixon, member of the board of directors, age 53, is a vice president of Southpointe Financial Group and has been with Southpointe for 21 years. Mr. Dixon has decades of experience in operations management of publishing and lending institutions. Further, Mr. Dixon has 23 years experience in real estate finance and investments.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to us and filings made with the SEC, we believe that, during the fiscal year ended March 31, 2007, Section 16(a) filing requirements applicable to its directors, officers, and greater than ten percent beneficial owners were not complied with. Messrs. Lyndon and Frichner filed Form 3s on April 21, 2006. Mr. Axelson filed a late Form 3 on July 12, 2007. Mr. Frakes and Mr. Dixon filed late Form 4s on July 10, 2007.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Discussion and Analysis addresses the following topics with respect to Named Executive Officer (NEO) compensation processes and decisions:

General

The board has not yet appointed a Compensation Committee, so the full board is responsible for establishing the company’s overall compensation strategy, with support from management and consultants. To date, however, the board has not approved the compensation of management. The board also oversees the company’s current stock option plan, and is responsible for administering the plan.

Our compensation arrangements reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment.

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation we have historically paid to our executive officers have consisted of equity compensation, generally in the form of grants of our common stock.

Our board and management have not yet established a consensus on policies or guidelines with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers. In general, the board believes that a greater percentage of the compensation of the most senior members of our management should be performance-based. In future fiscal years, the board anticipates adopting more formal and structured compensation policies and programs, including the formation of a compensation committee. At such time, the board will endeavor to implement policies designed to attract, retain and motivate individuals with the skills and experience necessary for us to achieve our business objectives. These policies will also serve to link pay with measurable performance, which, in turn, should help to align the interests of our executive officers with our shareholders.

The board meets in-person at least five times per year. It also meets as necessary, either in person or via telephone to discuss compensation and other issues. It met ten times during the past fiscal year. The Board works with our management in carrying out its responsibilities.

Base Salary

Our Chief Executive Officer

We hired Troy A. Lyndon as our Chief Executive Officer in 2002. Mr. Lyndon’s employment agreement with us provides for an annual base salary of $150,000. In the future, based upon revenue benchmarks, this amount can increase commensurate with our increased revenues, to a maximum salary of $300,000 per year. The terms of Mr. Lyndon's employment agreement include certain incentive bonuses. Under the agreement, Mr. Lyndon may achieve increases in his annual salary and varying levels of bonuses once we acheive certain revenue benchmarks. The initial benchmark to receive an increase in his salary over the current level of $150,000 and to receive a bonus is $4 million for a fiscal year. Mr. Lyndon has not earned a bonus under an agreement because we have not reached the revenue target of $4 million.

Our Chief Financial Officer

We hired James B. Frakes as our as our chief financial officer in November 2006. Our employment agreement with Mr. Frakes provides for an initial annual salary of $140,000 with $10,000 payments upon the filing of each 10-KSB. Subsequently, his annual salary was increased to $180,000.
Our President

We hired Jeffrey S. Frichner as our President in 2002. Our employment agreement with Mr. Frichner provided for an annual salary of $150,000. Mr. Frichner resigned as our President on June 8, 2007.

Bonus Compensation

We have not historically paid any automatic or guaranteed bonuses to our executive officers. However, certain officers have bonus components in connection with their performance.

Equity Compensation

Our board of directors’ plans to begin granting equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in our company. We implemented the 2006 Stock Incentive Plan in January 2007. We did not grant any options to our executive officers or employees in the fiscal year ended March 31, 2007.

We may make future awards of stock options to our executive officers under the Plan. We reserve the discretion to pay compensation to our executive officers that may not be deductible.

We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates. Authority to make equity-based awards to executive officers rests with the board, which considers the recommendations of our chief executive officer and other executive officers.

Deferred Compensation

Three of our officers or former officers previously deferred a portion of their compensation, which they have the right to convert to the company’s Common Stock at prices ranging from $0.084 to $1.68 per share. All three of those officers or former officers elected to convert that deferred compensation into our common stock at the agreed conversion rates as follows:

•	Mr. Lyndon converted $188,542 of deferred compensation into 2,242,441 shares of our common stock.
•	Mr. Frichner converted $266,128 of deferred compensation into 2,721,463 shares of our common stock.
•	Mr. Axelson converted $126,043 of deferred compensation into 938,534 shares of our common stock.

Severance and Change of Control Payments

Our board of directors believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time.

Our employment agreement with Mr. Lyndon provides that, if Mr. Lyndon is terminated without cause, he is entitled to receive an amount equal to six (6) months' base compensation. We believe that the termination provisions of Mr. Lyndon’s employment agreement are comparable to those in effect for chief executive officers of companies comparable to us, in terms of size, revenue, profitability and/or nature of business.

Perquisites

Each of our executive officers receives similar perquisites. We have agreed to reimburse each executive officer for all reasonable travel, entertainment and other expenses incurred by them in connection with the performance of their duties and obligations. Certain of our executive officers receive an automobile allowance and payment of other automobile expenses. Pursuant to his employment agreement, Mr. Lyndon receives a monthly car allowance of up to $1,000, plus actual maintenance, repair and insurance costs. Mr. Frichner also received a car allowance of up to $1,000, plus actual maintenance, repair and insurance costs.

We also provide health insurance for Messrs. Lyndon and Frakes and has agreed to provide for Mr. Frichner’s individual health insurance for a period of six months following his resignation in early June 2007.

Compensation Committee Interlocks and Insider Participation

We have not yet designated a Compensation Committee. All compensation matters are approved by the full board. Mr. Lyndon and Mr. Frichner were our employees or former employees during the past fiscal year. None of our executive officers served on the compensation committee (or equivalent), or the board, of another entity whose executive officer(s) served on our board.

Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended March 31, 2007, March 31, 2006 and March 31, 2005 or that was earned by our chief executive officer and our other executive officers is detailed in the following table.
Name and Principal Position	Year	Salary	Stock Awards (3)	All Other Compensation	Total
Troy A. Lyndon Chairman and Chief Executive Officer	2007 2006 2005	$150,000 120,973 71,944	$ --	41,739(1)	$191,739

Jeffrey S. Frichner Former President	2007 2006 2005	$143,800 126,878 110,792	--	49,729(2)	$193,529

James B. Frakes Chief Financial Officer	2007	$ 71,564 *	$131,475	--	$203,039

Kevin Hoekman Senior Producer	2007	$108,992 *	$554,000	--	$662,992

David Klein Former Senior Vice President	2007	$ 88,846 *	$355,500	--	$444,346
        ______________________
         (1) Includes $31,000 paid as board attendance fees and $10,739 as automobile related compensation.
         (2) Includes $31,000 paid as board attendance fees and $18,729 as automobile related compensation. Frichner resigned as President in June 2007.
             (3) Stock grants are valued as of the grant date.
            * Frakes, Hoekman and Klein were all for partial years. Klein resigned on April 2007.

Compensation of Our Independent Directors

Currently, our directors do not receive compensation. It is anticipated, however, that each of our directors may receive compensation at some point in the future.

In connection with his previous service as our chief financial officer, Mr. Axelson had the right to convert certain deferred compensation of $126,043 into an additional 938,534 shares of our common stock at post reverse split rate ranging from $0.084 to $1.68 per share. He has elected to fully convert his deferred compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about the beneficial ownership of our voting securities as of July 12, 2007 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our voting securities;

•	each of our directors and named executive officers;

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership of our shares of voting securities subject to this SEC filing is based on a total of 50,401,092 combined shares of voting preferred and common stock outstanding as of July 12, 2007.

Name and Address of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned (1)	Percentage of Class

Troy A. Lyndon 25060 Hancock, Suite 103 Box 110 Murrieta, California 92562	Common Stock	3,990,735	7.9%

Jeffrey S. Frichner 43980 Mahlon Vail Cir, Ste 2701 Temecula, CA 92592	Common Stock	4,299,757	8.5%

James B. Frakes	Common Stock	150,000	0.3%
25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562

Thomas H. Axelson 29931 Mirongo Place Laguna Nigel, CA 92677	Common Stock	1,132,788	2.2%

Southpointe Financial (2) 26471 Rancho Parkway South, Suite A Lake Forest, CA 92630	Preferred Stock and Common Stock (3)	1,534,498	3.0%

Total (total 5 officers and directors)		11,107,778	22.0%
                   ______________________
(1)	Calculates outstanding securities plus securities that the group may acquire within the next 60 days pursuant to privileges to convert preferred shares.
(2)	Ray Dixon has significant control of Southpointe Financial. Ray Dixon is a member of our Board of Directors and is the owner of 1,434,498 shares of our series A preferred stock.
(3)	Our series A preferred stock is convertible into common stock on a 1 for 1 basis at the sole discretion of the holder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Third Party Companies Owned by Executive Officers

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

In September 2006, the license was amended and extended to December 31, 2009 after which it is subject to automatic renewals for additional three year terms if we have paid and/or prepaid royalties of $250,000 during each renewal period. As part of this amendment, we must pay Tyndale the remaining $750,000 of the agreed original minimum royalty payment on or before March 31, 2007.

The license was further amended on May 14, 2007. Under this amendment the remaining amount of the minimum royalty payment was reduced from $750,000 to $250,000 and the date of that payment was extended from March 31, 2007 to December 31, 2007. We have charged the minimum royalty payment amount to our cost of goods sold on our March 31, 2007 financial statements.

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has an approximate balance of $2,600 at March 31, 2007. During the year ended March 31, 2007, we paid approximately $180,000 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period.

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

ITEM 13. EXHIBITS.
(a)    Exhibits:

Exhibit 3.1	Articles of Incorporation dated March 29, 1961***

Exhibit 3.2	Amendment to Articles of Incorporation dated August 20, 1962***

Exhibit 3.3	Amendment to Articles of Incorporation dated October 17, 1977***

Exhibit 3.4	Amendment to Articles of Incorporation dated June 15, 1999***

Exhibit 3.5	Amended and Restated Articles of Incorporation dated January 30, 2004***

Exhibit 3.6	Bylaws***

Exhibit 10.1	Share Exchange Agreement**

Exhibit 10.2	Employment Agreement with Troy A. Lyndon**

Exhibit 10.3	Addendum dated June 2, 2004 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.4	Addendum dated February 1, 2005 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.5	Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.6	Addendum dated June 2, 2004 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.7	Addendum dated February 1, 2005 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.8	Employment Agreement with Thomas H. Axelson**

Exhibit 10.9	Addendum dated June 2, 2004 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.10	Addendum dated February 1, 2005 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.11	Sub-License Agreement with White Beacon

Exhibit 10.12	Distribution Agreement with COKeM International

Exhibit 10.13	Separation Agreement with Jeffrey S. Frichner*

Exhibit 14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers***

Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
* Incorporated by reference from Form 8-K filed on June 13, 2007

** Incorporated by reference from Form 8-K filed on February 10, 2006

*** Incorporated by reference from Form 10-SB filed on February 23, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KMJ Corbin & Company LLP billed us $73,239 for audit-related services during the year ended March 31, 2006. KMJ Corbin & Company LLP billed us $102,350 for audit-related services during the year ended March 31, 2007.

Audit Fees. The aggregate fees billed for the years ended March 31, 2007 and 2006 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended March 31, 2007 and 2006 for the audit or review of our financial statements that are not reported under Audit Fees.

All Other Fees. The aggregate fees billed above for the years ended March 31, 2007 and 2006 included services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents.

Financial Policies and Procedures. Our management has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, management pre-approves both the type of services to be provided by KMJ Corbin & Company, LLP and the estimated fees related to these services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES INC.
(Registrant)

July 16, 2007	By:	/s/ James B. Frakes James B. Frakes (Duly Authorized Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

July 16, 2007	/s/ TROY A. LYNDON (Troy A. Lyndon)	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

July 16, 2007	/s/ JAMES B. FRAKES (James B. Frakes)	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

July 16, 2007	/s/ THOMAS H. AXELSON (Thomas H. Axelson)	Director

July 16, 2007	/s/ JEFFREY S. FRICHNER (Jeffrey S. Frichner)	Director

July 16, 2007	(Ray Dixon)	Director

LEFT BEHIND GAMES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Left Behind Games Inc.

We have audited the accompanying consolidated balance sheets of Left Behind Games Inc. (the “Company’) as of March 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Left Behind Games Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through March 31, 2007, and has an accumulated deficit at March 31, 2007. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin and Company LLP
KMJ Corbin and Company LLP

Irvine, California
July 16, 2007

LEFT BEHIND GAMES INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$14,965	$393,433
Accounts receivable, net of allowances of $1,130,612	502,660	--
Inventories	380,174	--
Debt issuance costs	359,133	--
Prepaid royalties	--	250,000
Prepaid consulting	--	3,515,000
Other prepaid expenses and current assets	38,846	4,411
Total current assets	1,295,778	4,162,844

Property and equipment, net	368,313	42,085
Intangible assets, net	43,441	36,329
Other assets	52,373	3,439
	$1,759,905	$4,244,697

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,039,672	$296,222
Royalty payable to related party	250,000	150,000
Advances from related parties	73,000	--
Notes payable	395,056	--
Deferred salaries	--	696,836
Deferred revenue	100,323	-
Total current liabilities	2,858,051	1,143,058

Deferred rent	5,257	--

Total liabilities	2,863,308	1,143,058

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 35,904,898 and 15,298,658 shares issued and outstanding as of March 31, 2007 and March 31, 2006, respectively	35,842	15,299
Additional paid-in-capital	34,488,429	12,729,907
Stockholder note receivables	--	(100,000)
Accumulated deficit	(35,631,260)	(9,547,153)
Total stockholders' equity (deficit)	(1,103,403)	3,101,639
	$1,759,905	$4,244,697

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2007	2006

Net revenues	$768,237	$--

Costs and expenses:
Cost of sales - product costs	598,530	--
Cost of sales - intellectual property licenses	552,326	--
General and administrative	24,416,356	8,042,694
Product development	1,209,154	568,001

Total costs and expenses	26,776,366	8,610,695

Operating loss	(26,008,129)	(8,610,695)

Other income (expense):
Interest expense	(77,526)	-
Other income	2,348	2,969
Total other income (expense), net	(75,178)	2,969

Loss before provision for income taxes	(26,083,307)	(8,607,726)
Provision for income taxes	800	800

Net loss	$(26,084,107)	$(8,608,526)

Net loss available to common stockholders per common share:
Basic and diluted	$(1.24)	$(0.85)

Weighted average common shares outstanding:
Basic and diluted	21,069,797	10,136,250

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended March 31, 2007 and March 31, 2006

	Preferred Series A		Common Stock
					Additional
					Paid-in	Stockholder	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, March 31, 2005	2,151,747	$2,152	6,885,592	$6,887	$844,410	$-	$(938,627)	$(85,178)

Issuance of common stock for cash, net of offering costs	-	-	1,276,975	1,277	1,648,223	-	-	1,649,500
Issuance of common stock to employees for services	-	-	206,219	206	307,294	-	-	307,500
Issuance of common stock to consultants for services	-	-	4,987,908	4,988	7,433,355	-	-	7,438,343
Issuance of preferred stock to consultants for services	1,434,498	1,434	-	-	2,398,566	-	-	2,400,000

Issuance of common stock in exchange for note receivable	-	-	59,771	59	99,941	(100,000)	-	-

Common stock issued in reverse merger with Bonanza Gold in February 2006	-	-	1,882,204	1,882	(1,882)	-	-	-
Net loss	-	-	-	-	-	-	(8,608,526)	(8,608,526)

Balance, March 31, 2006	3,586,245	$3,586	15,298,669	$15,299	$12,729,907	$(100,000)	$(9,547,153)	$3,101,639

Issuance of common stock for cash, net of offering costs of $426,686	-	-	4,917,009	5,168	5,260,949	-	-	5,266,117
Offset to note payable to related party	-	-	-	-	(50,000)	-	-	(50,000)

Issuance of common stock pursuant to bridge loan	-	-	880,000	880	402,120	-	-	403,000
Issuance of common stock to employees	-	-	576,666	577	1,864,804	-	-	1,865,381
Issuance of common stock to consultants	-	-	8,389,887	8,116	13,805,688	-	-	13,813.804
Cancellation of stockholder note receivable	-	-	(59,771)	(100)	(99,900)	100,000	-	-

Issuance of common stock for conversion of accrued salaries	-	-	5,902,438	5,902	574,811	-	-	580,713

Sale of stock warrants	-	-	-	-	50	-	-	50
Net loss	-	-	-	-	-	-	(35,631,260)	(35,631,260)

Balance, March 31, 2007	3,586,245	$3,586	35,904,898	$35,842	$34,488,429	$-	$(35,272,904)	$(1,103,403)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(26,084,107)	$(8,608,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,574	9,366
Loss on disposal of assets	3,970	--
Provision for bad debts and sales reserve	1,130,612	--
Gain on forfeiture of deferred compensation	(118,050)	--
Impairment loss on license	60,000	--
Estimated fair value of common stock issued to consultants for services	17,360,804	6,358,420
Estimated fair value of common stock issued to employees and directors for services	1,865,381	307,500

Changes in operating assets and liabilities:
Accounts receivable	(1,633,272)	--
Inventories	(406,008)	--
Increase in inventory reserve	25,834	--
Prepaid expenses and other current assets	565	1,449
Other assets and prepaid royalties	539,668	(3,439)
Accounts payable and accrued expenses	1,743,450	204,031
Deferred revenue	100,323	--
Deferred rent	5,257	--
Deferred salaries	1,926	178,627
Net cash used in operating activities	(5,115,073)	(1,552,572)

Cash flows from investing activities:
Payments for trademarks and prepaid royalties	(433,088)	(31,996)
Purchases of property and equipment	(413,530)	(37,473)
Net cash used in investing activities	(846,618)	(69,469)

Cash flows from financing activities:
Debt issuance costs	(41,000)	--
Borrowings from related party	23,000	--
Contributed capital for settlement of consulting agreements	--	150,000
Borrowings under notes payable	408,284	--
Principal payments under notes payable	(73,228)	--
Sale of stock warrants	50	--
Proceeds from issuance of common and preferred stock, net of issuance costs	5,266,117	1,649,500
Net cash provided by financing activities	5,583,223	1,799,500
Net (decrease) increase in cash	(378,468)	177,459
Cash at beginning of period	393,433	215,974
Cash at end of period	$14,965	$393,433

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Year Ended March 31,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$1,074	$--

Income taxes	$800	$3,156

Supplemental disclosure of non-cash investing and financing activities:

Commitment to pay royalties under a license agreement	$250,000	$--

Cancellation of stockholder note and related shares	$100,000	$--

Issuance of common stock in exchange for notes receivable	$--	$100,000

Issuance of note payable for financing of insurance policy	$60,000	$--

Issuance of common stock as deferred financing costs in Connection with issuance of promissory notes	$371,800	$--

Conversion of deferred compensation liabilities into common stock	$580,713	$--

Amounts paid on behalf of the Company by a related party	$50,000	$--
See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

In January 2006, Left Behind Games Inc. (collectively, “we”, “our,” the “Company” or “LBG”) entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired LBG through the purchase of our outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, we effected a 2.988538 for 5 reverse stock split of both our common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza effected a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

Effective February 1, 2006, Bonanza exchanged 12,456,538 and 3,586,246 shares of its common and preferred stock, respectively, for an equal number of our common and preferred shares. The acquisition was accounted for as a reverse acquisition whereby the assets and liabilities of LBG were reported at their historical cost. Bonanza had nominal amounts of assets and no significant operations at the date of the acquisition.

We were incorporated on August 27, 2002 under the laws of the State of Delaware for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We recently completed the development of a video game based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”) and as of November 2006 began commercially selling the video game to retail outlets nationwide.

White Beacon, Inc., a Delaware Corporation (“White Beacon”), an entity beneficially owned and controlled by Troy Lyndon, our chief executive officer and Jeffrey Frichner, our former president, holds an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the “LEFT BEHIND SERIES” of novels published by Tyndale. White Beacon has granted us a sublicense (the “Sublicense”) to exploit the rights and fulfill the obligations of White Beacon under the License (see Note 7).

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Left Behind Games Inc. and, effective July 2005, include the accounts of LB Games Ukraine LLC (“LB Games Ukraine”), a variable interest entity of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Effective July 2005, we adopted FIN 46(R), Consolidation of Variable Interest Entities, which resulted in the consolidation of LB Games Ukraine. LB Games Ukraine was established to provide software development and consulting services and is currently providing these services only to us. LB Games Ukraine is 85% owned by the Company’s Chief Executive Officer. Pursuant to the LB Games Ukraine operating agreement, our Chief Executive Officer is required to fund operations as needed in relation to his ownership interest in LB Games Ukraine. During the period ended March 31, 2006, we contributed approximately $5,600 to LB Games Ukraine on behalf of our Chief Executive Officer to provide working capital to LB Games Ukraine. This transaction was eliminated in consolidation.

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to this entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has an approximate balance of $2,600 at March 31, 2007. During the years ended March 31, 2007 and 2006, we paid approximately $180,000 and $119,000, respectively, for software development services provided by LB Games Ukraine, all of which has been eliminated in consolidation.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LBG and, effective July 2005, include the accounts of LB Games Ukraine LLC (“LB Games Ukraine”), a variable interest entity in which LBG is the primary beneficiary. LB Games Ukraine is a related party created to improve control over software development with independent contractors internationally. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reverse Stock Split

Effective January 25, 2006, we effected a 2.988538 for 5 reverse stock split of our common and preferred stock outstanding.   All share and per share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2007 and 2006, we had balances of approximately $0 and $284,000, respectively, in excess of the FDIC insurance limit.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Our significant estimates include recoverability of prepaid royalties and long-lived assets, and the realizability of accounts receivable, inventories and deferred tax assets.

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

Cost of Sales

Cost of sales consists of product costs, royalty expenses, license costs and inventory-related operational expenses.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

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

Intangible Assets

License and Sublicense Agreements

The cost of the License and Sublicense agreements are amortized on a straight-line basis over their related terms (see Notes 6 and 7). In the year ended March 31, 2007, we determined that $60,000 paid under a technology license was impaired since we concluded that we were not going to license that technology (see Note 16). As a result, we wrote off $60,000 related to the technology license which is included in research and development expense for the year ended March 31, 2007.

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The trademark costs are being amortized on a straight-line basis over their estimated useful lives. During the year ended March 31, 2007, the Company recorded $2,766 of amortization expense related to its capitalized trademark costs.

Royalties

Royalty-based obligations with content licensors are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold at the greater of the contractual rate or an effective royalty rate based on expected net product sales.

Our contracts with some licensors include minimum guaranteed royalty payments which are recorded to expense and as a liability at the contractual amount when no significant performance remains with the licensor. Minimum royalty payment obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months.

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

Our Sublicense agreement requires payments of royalties to the licensor.  The Sublicense agreement provides for royalties to be calculated as a specified percentage of sales and provides for guaranteed minimum royalty payments. Royalties payable calculated using the agreement percentage rates are being recognized as cost of sales as the related sales are recognized.  Guarantees advanced under the Sublicense agreement are recorded as a component of cost of sales during the period in which the Company is contractually obligated to make minimum guaranteed royalty payments.

During the year ended March 31, 2007, we recorded expense of $500,000 related to our minimum guarantee.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of March 31, 2007, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

Stock-Based Compensation

Effective April 1, 2006, the first day of our fiscal year 2007, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, no stock options have been granted to employees. Therefore, we believe the adoption of SFAS No. 123(R) had an immaterial effect on the accompanying consolidated financial statements.

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

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

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

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same for the periods presented as the effect of warrants and convertible deferred salaries on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. If such amounts were included in diluted loss per share, they would have resulted in weighted average common shares of 21,244,535 and 10,136,250 for the years ended March 31, 2007 and 2006, respectively.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ equity. We determined that the translation gain or loss did not have a material impact on our stockholders’ equity as of March 31, 2007 and 2006. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the years ended March 31, 2007 and 2006.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the years ended March 31, 2007 and 2006.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, related party advances, notes payable and accrued expenses. The carrying amounts of these financial instruments approximate their fair value due to their short maturities or based on rates currently available to the Company for notes payable.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

Revenue Recognition

 We evaluate the recognition of revenue based on the criteria set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

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

Shipping and Handling: In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the year ended March 31, 2007, we recorded a total of $89,112 under such types of arrangements.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of the beginning of fiscal 2007 and the adoption of SFAS No. 154 did not have a material impact on its consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in the interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet analyzed the impact this interpretation will have on our consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its financial position or results of operations.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and quantitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on our consolidated financial condition or results of operations.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

Customer Concentrations

During the year ended March 31, 2007, one customer accounted for 46% of net sales.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $26,084,107 and $8,608,526 during the years ended March 31, 2007 and 2006, respectively, and had an accumulated deficit of $35,631,260 at March 31, 2007. In addition, we used cash in our operations of $5,115,073 and $1,552,572 during the years ended March 31, 2007 and 2006, respectively.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at March 31, 2007:

2007
Raw Materials	$318,623
Finished Goods	61,551
Total Inventories	$380,174

There were no inventories at March 31, 2006.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007 and 2006:

	2007	2006
Office furniture and equipment	$66,985	$6,304
Leasehold improvements	187,413	2,071
Computer equipment	205,756	43,073
	460,154	51,448

Less accumulated depreciation	(91,841)	(9,363)

	$368,313	$42,085

Depreciation expense for the year ended March 31, 2007 and 2006 was $83,332 and $7,962, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2007 and 2006:

	2007	2006
Sublicense	$5,850	$5,850
Trademarks	46,207	35,276
	52,057	41,126

Less accumulated amortization	(8,616)	(4,797)

	$43,441	$36,329

Amortization expense related to the Sublicense agreement was $3,819 and $1,404 for the years ended March 31, 2007 and 2006, respectively. Sublicense agreement is fully amortized at March 31, 2007. Trademarks are amortized on a straight-line basis over their lives. The estimated amortization expense of the trademarks is as follows:

Fiscal Year Eding March 31,	Amount
2007	$2,766
2008	2,766
2009	2,766
2010	2,766
2011	$2,766

NOTE 7 - RELATED PARTY TRANSACTIONS

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

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

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

In September 2006, the License was amended and extended to December 31, 2009 after which it is subject to automatic renewals for additional three year terms if we have paid and/or prepaid royalties of $250,000 during each renewal period. As part of this amendment, we were required to pay Tyndale the remaining $750,000 of the agreed original minimum royalty payment on or before March 31, 2007.

The license was further amended on May 14, 2007. Under this amendment the remaining amount of the minimum royalty payment was reduced from $750,000 to $250,000 and the date of that payment was extended from March 31, 2007 to December 31, 2007. We have recorded the financial impact of this amendment on the March 31, 2007 financial statements.

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $2,559 at March 31, 2007. During the year ended March 31, 2007, we paid $138,971 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period.

At various times between December 2006 and March 2007, several of our executives advanced us funds to help us with our working capital requirements. These advances were non-interest bearing and have been classified as a current liability in the accompanying consolidated balance sheet as of March 31, 2007. At March 31, 2007, $23,000 was owed to one of our former officers.

During 2007, the Company determined it owed its chief executive officer a total of $50,000 as part of a capital transaction that was entered into during a prior period. As of March 31, 2007, the balance was $50,000 and is included in advances from related party in the accompanying consolidated balance sheet.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 8 - CONVERTIBLE DEFERRED SALARIES

As of March 31, 2007 and 2006, we had $0 and $696,836, respectively, of deferred salaries due to our officers.  The deferred salaries, at the option of the respective officers, were convertible into shares of our common stock at the value of the common stock in effect at the time the salary was earned.   During the year ended March 31, 2007, $16,169 of deferred salaries were paid out to an officer while $18,096 of deferred salaries, convertible at $1.50 per share, accrued to other officers. Also, under a separation agreement, deferred salaries relating to a former employee were cancelled, which resulted in a gain on forfeiture of deferred compensation of $118,050. That gain was booked into general and administrative expenses.

During the year ended March 31, 2007, the holders of the deferred compensation elected to convert all of their deferred salaries into 5,902,438 common shares.

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following for the years ended March 31:

	2007	2006
Current:
Federal	$-	$-
State	800	800
	800	800

Deferred:
Federal	1,956,000	623,000
State	486,000	106,000
	2,442,000	729,000
Less change in valuation allowance	(2,442,000)	(729,000)
	-	-
	$800	$800

No current provision for federal income tax is required for the years ended March 31, 2007 and 2006, since the Company incurred net operating losses through March 31, 2007.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$3,031,000	$826,000
Deferred salaries	17,000	277,000
Allowance for doubtful accounts	452,000	--
Deferred rent	2,000	--
Depreciable and amortizable assets	3,000	--
Deferred tax liability:
Unearned revenue	40,000	--
	3,545,000	1,103,000
Less valuation allowance	(3,545,000)	(1,103,000)

Net deferred tax assets	$--	$--

The provision for income taxes for both fiscal 2007 and 2006 was $800, respectively, and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	2007	2006
Computed tax benefit at federal statutory rate	$(8,746,000)	$(2,927,000)
State income tax benefit, net of federal effect	500	(495,000)
Increase in valuation allowance	2,442,000	729,000
Non-deductible stock compensation	6,526,000	2,690,900
Other	(221,700)	2,900
	$800	$800

As of March 31, 2007, the Company had net operating loss carryforwards of approximately $14,970,000 available to offset future taxable Federal and state income. The Federal and state net operating loss carryforwards expire at various dates through 2027 and 2017, respectively.

Section 382 of the Internal Revenue Code may limit utilization of the Company’s federal and California net operating loss carryforwards upon any change in control of the Company.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

During the fiscal year ended March 31, 2006, we issued 1,276,975 shares of common stock for net proceeds of $1,649,500. We also issued 59,771 shares of our common stock in exchange for a $100,000 note receivable, which was cancelled in fiscal 2007 and the related shares were returned.

During the fiscal year ended March 31, 2006, we issued 4,987,908 shares of common stock and warrants for services provided by independent third parties, valued at $7,438,343 based on the closing price of our common stock on the respective grant dates.

During the fiscal year ended March 31, 2006, we issued 206,219 shares of common stock, valued at $307,500 to certain employees as additional compensation based on the closing price of our common stock on the respective grant dates.

In January 2006, we entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired the Company through the purchase of the Company’s outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, we effected a 2.988538 for 5 reverse stock split of both its common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza effected a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

In January 2007, we instituted the Left Behind Games Inc. 2006 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to encourage and enable officers, directors, and employees of Left Behind Games Inc. (the "Company") and its Subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. The Plan is for 2,500,000 shares, which can be issued in a number of forms including direct stock issuances and stock options. We registered the Plan under an S-8 registration statement in January 2007.

During the fiscal year ended March 31, 2007, we issued 4,917,009 shares of common stock for net proceeds of $5,266,117. Related to the proceeds we incurred offering costs of cash commissions of $426,686, shares of common stock valued at $94,200; and 174,738 warrants valued at $287,296 (See Note 11).

During the fiscal year ended March 31, 2007, we issued 8,389,887 shares of common stock and warrants for services provided by independent third parties, valued at $13,813,804 (based on the closing price of our common stock on the respective grant dates).

During the fiscal year ended March 31, 2007, we issued 576,666 shares of common stock, valued at $1,865,381 (based on the closing price of our common stock on the respective issuance date), to certain employees and directors as additional compensation.

In prior periods, we issued shares of common stock to consultants for service contracts. During the fiscal years ended March 31, 2007 and 2006, we amortized a total of $3,515,000 and $4,755,727, respectively, to consulting expense related to these service contracts.

During the year ended March 31, 2007, we issued 5,902,438 shares of common stock valued at $580,713 to officers upon conversion of deferred salaries liabilities (See Note 8).

During the year ended March 31, 2007, we issued 880,000 shares of common stock valued at $403,000 to investors and investment bankers in a bridge financing.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which all have been designated Series A preferred stock. The holders of the Series A preferred stock are entitled to one vote per share on all matters subject to stockholder vote. The Series A preferred stock is convertible on a one for one basis into our common stock at the sole discretion of the holder.  The holders of the Series A preferred stock have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders.

In November 2005, we issued 1,434,498 shares of series A preferred stock valued at $1.67 per share under a consulting agreement for total deferred consulting expense of $2,400,000 to be amortized over the term of the consulting agreement, of which $1,600,000 and $800,000 were recorded as consulting expense during the fiscal years ended March 31, 2007 and 2006, respectively. The amounts under the consulting agreements were fully amortized as of March 31, 2007.

The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2007.

NOTE 11 - STOCK WARRANTS

From time to time, we issue warrants pursuant to equity financing arrangements.

The fair value of each warrant granted during the year ended March 31, 2007 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) volatility of 83% to 165%, (iii) weighted-average risk-free interest rates of 4.50% to 4.74%, and (iv) expected lives of three years.

The following table represents a summary of the warrants outstanding at March 31, 2007 and 2006 and changes during the years then ended:

	2006		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	--	$ --	--	--
Issued	--	--	224,738	$ 2.07
Expired/forfeited	--	--	(50,000)	$ 1.50
Exercised	--	--	--	--

Outstanding and exercisable, end of year	--	--	174,738	$ 2.23

Weighted average fair value of warrants issued		$ --		$ 2.86

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

The following table summarizes information about warrants outstanding at March 31, 2007:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$2.25	172,592	2.17
$0.50	2,146	2.76
	174,738

The outstanding warrants at March 31, 2007 are immediately exercisable.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration.  In October 2006, we entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space is being used for both administrative, sales and warehouse purposes. For the fiscal years ended March 31, 2007 and 2006, we recorded approximately $109,000 and $50,000, respectively, of rent expense.

Future minimum monthly payments due under these leases are as follows:

Year Ending March 31,
2008	$134,885
2009	140,053
2010	126,623
2011	16,974
$418,535

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

Independent Sales Representatives

In order to help us secure retail distribution of our initial product, we entered into consulting arrangements with several independent representatives. The payment arrangements to these independent representatives are based upon the ultimate amount paid to us by the retail customers. The commission rates for these independent representatives typically vary from three percent to five percent of the net amount we collect from the retail customer. We have accrued commissions payable of approximately $2,300 based on funds collected.

Music Licenses

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.  We have calculated and accrued the amount due to this licensor as of March 31, 2007 and recorded that provision for licensing fees to cost of goods sold. In May 2007, this arrangement was subsequently modified to $0.025 for the master license and $0.025 for the performance license (see Note 16 - Subsequent Events). We have accrued license fees relating to this arrangement of approximately $47,000, of which $25,000 has been paid, and charged that expense to our cost of sales during the year ended March 31, 2007.

In November 2006, we also entered into an agreement with a second record company for the use of certain music recordings to be used in connection with our game production. That license agreement also requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and remains in effect for three years. We have accrued license fees relating to this arrangement of approximately $10,000, of which $5,000 has been paid, and charged that expense to our cost of sales during the year ended March 31, 2007.

Investment Banking Services Agreements

In December 2005, we entered into a selling agreement with Great Eastern Securities (“Great Eastern”), a NASD registered broker dealer, whereby Great Eastern became the Company’s investment banker for the purpose of raising a minimum investment of $500,000, up to a maximum of $5,000,000. The agreement was originally set to expire on October 31, 2006. We issued Great Eastern 50,000 shares of common stock for their services during fiscal year ended March 31, 2007. The value of the shares, totaling $75,000, was recorded as consulting expense and was included in selling, general and administrative expenses during the fiscal year ended March 31, 2007. Effective July 31, 2006, the agreement with Great Eastern was extended through October 31, 2006. In addition to extending the original engagement agreement term, we also agreed to issue an additional 200,000 shares of common stock to Great Eastern as additional consideration, valued at $699,000, which has been recorded as consulting expense and included in selling, general and administrative expense during the fiscal year ended March 31, 2007.

The responsibilities of Great Eastern were limited to introducing potential investors to us and they did not have the authority to offer to sell or sell any of our securities or debt instruments. Under the agreement with Great Eastern, we paid them a fee of $50,000, a commission of 10% of proceeds received under the arrangement and a non-accountable expense allowance that is equal to 3% of the gross funds that we received from equity investments that arose out of introductions made by Great Eastern. During the fiscal year ended March 31, 2007, we recorded total cash commissions to Great Eastern of $410,566, which have been netted against the proceeds received under that arrangement.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

Also, under the terms of the agreement, we issued to Great Eastern warrants to purchase shares of our common stock equal to 10% of the gross proceeds divided by the closing price of our common stock on the date on which the transaction is consummated. The exercise price is equal to 150% of the average per share price of the corresponding equity transaction. As of March 31, 2007, we have issued 169,245 warrants to Great Eastern. Using the Black-Sholes option pricing model, using the assumptions noted below, the Company has determined the estimated fair value of those warrants to be $270,928, which has been recorded as offering costs in additional paid-in capital for the fiscal year ended March 31, 2007.

Additionally, during the fiscal year ended March 31, 2007, we entered into agreements with three NASD registered broker dealers, Barron Moore, Inc. (“Barron Moore”), Dinosaur Securities, LLC (“Dinosaur”) and Bathgate Capital Partners (“Bathgate”). The terms of these agreements were similar to the agreement with Great Eastern. The warrants issued to Barron Moore and Bathgate have the same exercise price as the Great Eastern warrants while Dinosaur received warrants with a $1.50 exercise price but they paid us a nominal upfront cash payment for their warrants which was recorded as additional paid-in capital. On March 26, 2007, we agreed with Dinosaur to cancel their arrangement of 50,000 previously issued warrants with an exercise price of $1.50 per share. As part of that cancellation, we agreed to issue Dinosaur 60,000 shares of our stock valued at $19,200, which has been included in consulting expense during fiscal 2007, and Dinosaur agreed to cancel their warrant.

As of March 31, 2007, 5,493 warrants were outstanding with Barron Moore and Bathgate. Using the Black-Sholes option pricing model, assuming an expected exercise term of 3 years, a risk-free rate of 4.62-4.74% and estimated volatility of 151-165%, we have determined the estimated fair value of those warrants to be $16,368 which has been recorded as offering costs.

The following table is a recap of capital that we raised, commissions paid and warrants issued to Barron Moore, Bathgate and Great Eastern:

	Gross Capital Raised	Cash Commissions Earned	Warrants Issued
Barron Moore	$70,000	$9,100	1,893
Bathgate	54,000	7,020	3,600
Great Eastern	3,165,891	410,566	169,245
Total	$3,289,891	$426,686	174,738

The $3,289,891 of gross capital shown in the above table was raised through the sale of approximately 1.9 million shares of our common stock to accredited investors from the efforts of our management and pursuant to the selling agreements with the investment banking firms.

On October 9, 2006, we terminated the private placement offering to accredited investors of shares for sale at $1.50 per share.  In November 2006, we offered to three investors the right to rescind their investment under the previous private placement offering because their investments caused the offering to be oversubscribed. One of the three investors elected to rescind his investment of $35,000, which amount we returned in December 2006. We accounted for this rescission by reducing common stock and additional paid-in-capital by the amount recorded for his investment.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 13 - NOTES PAYABLE

During the fiscal year ended March 31, 2007 we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

The following table is a recap of our notes payable outstanding as of March 31, 2007:

Financing of insurance premiums	$21,333
Loan from factor	3,723
Bridge loan (see Note 15)	320,000
Short term loan	50,000
Total notes payable	$395,056

We entered into an insurance financing arrangement in November 2006. The insurance financing arrangement is unsecured, expires in November 2007, requires monthly principal payments of $5,333 and accrues interest at a rate of 9.3 percent.

In December 2006, we entered into an arrangement to factor our receivables. The arrangement with the factor is secured by certain accounts receivable that they have lent against and is intended to self liquidate as the factor collects those specific accounts receivable. The factoring arrangement carries a factoring fee of 7.0 percent of the funds advanced under the arrangement. During the year ended March 31, 2007, we factored a total of $38,284 under the arrangement. During the year ended March 31, 2007, we incurred $3,658 of interest expense under this arrangement.

In March 2007, we borrowed $50,000 under a short term loan arrangement from an investor through Southpointe Financial, an affilitate, a mortgage broker that is partially owned by one of our directors. We repaid the loan plus an agreed $10,000 in financing charges on April 5, 2007. We also issued 100,000 shares of our common stock to the director who arranged and personally guaranteed the short term loan. These shares were valued at $32,500 based on the closing price of our stock on that date and that amount was charged to expense.

NOTE 14 - DEFERRED REVENUES

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the fiscal year ended March 31, 2007. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of March 31, 2007.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 15 - BRIDGE LOAN

In January 2007, we entered into a Bridge Loan arrangement with Meyers Associates L.P. (“Meyers”), a broker-dealer. Under this unsecured Bridge Loan arrangement we agreed to issue two shares of our common stock for every $1 lent to us by accredited investors (the “Bridge Units”). We also agreed to pay to the investors 10% simple interest on the funds lent to us and to pay Meyers a commission of 10% of proceeds received under the arrangement and a non-accountable expense allowance that is equal to 3% of the gross funds that we received. Meyers also received 25% shares coverage. We agreed to repay the Bridge Loan at the earlier of (i): twelve months after the date of issuance; (ii) the consummation of any $1.5 million financing; and (iii) the date on which the outstanding principal amount is prepaid in full The initial completion date of the Bridge Loan was March 31, 2007, which was subsequently extended to May 31, 2007 at which time it terminated.

We agreed to provide the investors in this Bridge Offering the same registration rights provided to investors in our next private placement. In the event that a private placement is not completed at our election within 90 days from the completion of this Bridge Offering, we agreed to file with the SEC within 120 days from the final completion of this Bridge Offering a registration statement under the Securities Act of 1933, as amended concerning the resale of the shares of our Common Stock included in the Bridge Units.

As of March 31, 2007, we received $273,500 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we will need to repay to the investors is $320,000. During the year ended March 31, 2007, we recorded $2,904 of interest expense related to the agreed ten percent interest rate under the Bridge Loan. We paid Meyers cash commissions of $41,000 on the amount funded.

As of March 31, 2007, we issued 720,000 shares to the investors as part of the Bridge Units and 160,000 shares to Meyers as part of their compensation. We valued the 720,000 shares issued to the investors at $296,800 based on the closing market price of our stock on the days in which the funding events occurred. We charged $38,467 of that amount to interest expense in the fiscal year ended March 31, 2007 and we will charge the remaining amount of $258,333 to interest expense over the remainder of the one year life of the Bridge Loan. The $258,333 that will be charged to interest over the one year life of the loan is presented as capitalized financing costs on our March 31, 2007 consolidated balance sheet. The shares issued to Meyers were valued at $74,200 based on the closing market price of our stock and are being charged to interest expense over the term of the loan.

In addition to the above, we issued 80,000 common shares to two investors in connection with a temporary advance before the first closing under the Bridge Loan. These shares were valued at $32,000.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007 and through July 12, 2007, we raised additional equity through the sale of our common stock to accredited investors. We raised $913,800 in cash and a note for $25,000 from the sale of 9,388,000 shares of our common stock.

Subsequent to March 31, 2007, we issued 1,196,949 shares of our common stock to independent third parties for services performed, valued at $291,442 (based on the closing price of our common stock on the respective grant dates).

We also received approximately $130,000 in further gross proceeds under the Bridge Loan with Meyers (see Note 15). We issued 260,000 shares of common stock to the investors and 66,000 shares of common stock to Meyers as part of that bridge financing. We also paid Meyers cash commissions of $16,900 on this incremental financing amount.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

We paid off $21,000 that we owed to a former executive which we borrowed under an informal, non-interest bearing arrangement.

On April 30, 2007, we entered into a promissory note with our factor to payoff the remaining balance of $3,771 that was outstanding as of March 31, 2007 under the loan from factor. This amount was subsequently repaid.

On June 8, 2007, we entered into a separation agreement with Jeffrey S. Frichner under which he resigned as our president. Mr. Frichner remains a director.

In May 2007, we amended our In-Game Advertising Agreement with Double Fusion Inc. This amendment modified the revenue sharing arrangement between the parties so that the parties will share equally in any in-game advertising received until Double Fusion recoups the $100,000 that they advanced to us. Following Double Fusion recouping their $100,000 payment, we will then receive 85% of in-game advertising sales.

In May 2007, we agreed with the licensor of songs available on our game that the royalty on those songs would decline from ten cents per song to five cents per song. This adjustment was considered when calculating our cost of goods sold for the fiscal year ended March 31, 2007.

INDEX TO EXHIBITS

(a)    Exhibits:

Exhibit 3.1	Articles of Incorporation dated March 29, 1961***

Exhibit 3.2	Amendment to Articles of Incorporation dated August 20, 1962***

Exhibit 3.3	Amendment to Articles of Incorporation dated October 17, 1977***

Exhibit 3.4	Amendment to Articles of Incorporation dated June 15, 1999***

Exhibit 3.5	Amended and Restated Articles of Incorporation dated January 30, 2004***

Exhibit 3.6	Bylaws***

Exhibit 10.1	Share Exchange Agreement**

Exhibit 10.2	Employment Agreement with Troy A. Lyndon**

Exhibit 10.3	Addendum dated June 2, 2004 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.4	Addendum dated February 1, 2005 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.5	Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.6	Addendum dated June 2, 2004 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.7	Addendum dated February 1, 2005 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.8	Employment Agreement with Thomas H. Axelson**

Exhibit 10.9	Addendum dated June 2, 2004 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.10	Addendum dated February 1, 2005 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.12	Distribution Agreement with COKeM International

Exhibit 10.13	Separation Agreement with Jeffrey S. Frichner*

Exhibit 14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers***

Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
* Incorporated by reference from Form 8-K filed on June 13, 2007

** Incorporated by reference from Form 8-K filed on February 10, 2006

*** Incorporated by reference from Form 10-SB filed on February 23, 2004