Form 10QSB
period 2007-06-30
LEFT BEHIND GAMES, INC.
filed 2007-08-20
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

Commission File No. 000-50603

LEFT BEHIND GAMES INC.

(Exact name of registrant as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
25060 Hancock Avenue Suite 103 Box 110
Murrieta, California 92562
(Address of principal executive offices)

(951) 894-6597
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of August 10, 2007, the Registrant had 50,192,347 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$10,627	$14,965
Accounts receivable, net	523,888	502,660
Inventories	366,478	380,174
Debt issuance costs	334,044	359,133
Prepaid expenses and other current assets	53,742	38,846
Total current assets	1,288,779	1,295,778

Property and equipment, net	336,210	368,313
Intangible assets, net	48,402	43,441
Other assets	52,373	52,373
	$1,725,764	$1,759,905

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,983,132	$2,039,672
Royalty payable to related party	250,000	250,000
Advances from related party	50,000	73,000
Notes payable	455,333	395,056
Deferred revenue	100,323	100,323
Total current liabilities	2,838,788	2,858,051

Deferred rent	6,690	5,257

Total liabilities	2,845,478	2,863,308

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,724,847 and 35,904,898 shares issued and outstanding as of June 30, 2007 and March 31, 2007, respectively	46,662	35,842
Additional paid-in-capital	35,805,841	34,488,429
Stockholder note receivable	(25,000)	--
Accumulated deficit	(36,950,803)	(35,631,260)
Total stockholders' deficit	(1,119,714)	(1,103,403)
	$1,725,764	$1,759,905

See accompanying notes to the condensed consolidated financial statements.

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,
	2007	2006
Net revenues	$56,815	$-

Costs and expenses:
Cost of sales - product costs	20,652	-
General and administrative	1,108,678	2,431,352
Product development	103,002	188,701

Total costs and expenses	1,232,332	2,620,053

Operating loss	(1,175,517)	(2,620,053)

Other (expense) income:
Interest expense	(140,239)	--
Other income (expense)	(1,387)	39
Total other (expense) income, net	(141,626)	39

Loss before provision for income taxes	(1,317,143)	(2,620,014)
Provision for income taxes	2,400	800

Net loss	$(1,319,543)	$(2,620,814)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.03)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	41,593,313	15,766,945

See accompanying notes to the condensed consolidated financial statements.

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,319,543)	$(2,620,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,405	10,394
Amortization of debt issuance costs	118,739	--
Loss on disposal of assets	1,387	--
Estimated fair value of common stock issued to consultants for services	249,357	1,482,082
Estimated fair value of common stock issued to employees and directors for services	93,325	45,000
Changes in operating assets and liabilities:
Accounts receivable	(21,228)
Inventories	13,696
Prepaid expenses and other current assets	(14,896)	(3,330)
Other assets	--	(45,270)
Accounts payable and accrued expenses	(55,100)	141,698
Deferred rent	1,433	--
Deferred salaries	--	6,000
Net cash used in operating activities	(902,425)	(984,240)

Cash flows from investing activities:
Payments for trademarks	(6,090)	(36,740)
Purchases of property and equipment	--	(117,169)
Net cash used in investing activities	(6,090)	(153,909)

Cash flows from financing activities:
Payment of debt issuance costs	(16,900)	--
Borrowings under notes payable	130,000	--
Principal payments under notes payable	(69,723)	--
Payments on advances from related party	(23,000)	--
Proceeds from issuance of common stock, net of issuance costs	883,800	791,298
Net cash provided by financing activities	904,177	791,298
Net decrease in cash	(4,338)	(346,851)
Cash at beginning of period	14,965	393,433
Cash at end of period	$10,627	$46,582

See accompanying notes to condensed consolidated financial statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For the Three Months Ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$503	$-

Income taxes	$2,400	$1,600

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in exchange for note receivable	$25,000	$110,000

Issuance of common stock as debt issuance costs	$76,750	$--

Exchange of equipment for settlement of accounts payable	$1,440	$--

See accompanying notes to condensed consolidated financial statements

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

White Beacon, Inc., a Delaware Corporation (“White Beacon”), an entity beneficially owned and controlled by Troy Lyndon, our chief executive officer and Jeffrey Frichner, our former president, holds an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the “LEFT BEHIND SERIES” of novels published by Tyndale. White Beacon has granted us a sublicense (the “Sublicense”) to exploit the rights and fulfill the obligations of White Beacon under the License (see Note 6).

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.  The information included in this Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB for the year ended March 31, 2007. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2008.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LBG and, effective July 2005, include the accounts of LB Games Ukraine LLC (“LB Games Ukraine”), a variable interest entity in which LBG is the primary beneficiary. LB Games Ukraine is a related party created to improve control over software development with independent contractors internationally. All intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2007 and March 31, 2007, we did not have any balances in excess of the FDIC insurance limit.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Our significant estimates include recoverability of long-lived assets and the realizability of accounts receivable, inventories and deferred tax assets.

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

License and Sublicense Agreements

The cost of the License and Sublicense agreements are amortized on a straight-line basis over their related terms (see Note 6).

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The trademark costs are being amortized on a straight-line basis over their estimated useful lives. During the three months ended June 30, 2007, the Company recorded $1,129 of amortization expense related to its capitalized trademark costs. There was no amortization of trademark costs in the three months ended June 30, 2006 since none of the trademarks had been issued at that time.

Royalties

Royalty-based obligations with content licensors are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of sales at the greater of the contractual rate or an effective royalty rate based on expected net product sales.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of June 30, 2007, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

Effective April 1, 2006, the first day of our fiscal year 2007, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three month period ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, no stock options have been granted to employees. Therefore, we believe the adoption of SFAS No. 123(R) had an immaterial effect on the accompanying unaudited condensed consolidated financial statements.

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same for the periods presented as the effect of warrants (in both periods) and convertible deferred salaries (in the three months ended June 30, 2006) on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ equity. We determined that the translation gain or loss did not have a material impact on our stockholders’ equity as of June 30, 2007 and 2006. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our unaudited condensed consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three month periods ended June 30, 2007 and 2006.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three month periods ended June 30, 2007 and 2006.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, related party advances, notes payable and accrued expenses. The carrying amounts of these financial instruments approximate their fair value due to their short maturities or based on rates currently available to the Company for notes payable.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company promotes its products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three months ended June 30, 2007 and 2006, we did not have any of those types of arrangements.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost of Sales

Cost of sales consists of product costs, royalty expenses, license costs and inventory-related operational expenses.

Customer Concentrations

During the three months ended June 30, 2007, no customer accounted for more than 10% of net sales.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS No. 159 in the first quarter of 2008, and is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its financial statements.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on April 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company adopted FIN 48 effective January 1, 2007. There was no impact on the Company’s consolidated financial statements as a result of the implementation of FIN 48.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but incurred net losses of $1,319,543 for the three months ended June 30, 2007, and have an accumulated deficit totaling $36,950,803 as of June 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities and debt instruments. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of LBG to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories consisted of the following at June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Raw Materials	$316,570	$318,623
Finished Goods	49,908	61,551
Total Inventories	$366,478	$380,174

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Office furniture and equipment	$66,985	$66,985
Leasehold improvements	187,413	187,413
Computer equipment	201,794	205,756
	456,192	460,154

Less accumulated depreciation	(119,982)	(91,841)

	$336,210	$368,313

Depreciation expense for the three month periods ended June 30, 2007 and 2006 was $28,147 and $10,043, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Sublicense Agreement

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS, CONTINUED

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

The license was further amended on May 14, 2007. Under this amendment the remaining amount of the minimum royalty payment was reduced from $750,000 to $250,000 and the date of that payment was extended from March 31, 2007 to December 31, 2007. At June 30, 2007 and March 31, 2007, we have recorded a royalty payable of $250,000 related to this Sublicense Agreement.

LB Games Ukraine

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $604 at June 30, 2007. During the three month periods ended June 30, 2007 and 2006, we paid $56,943 and $42,677, respectively, for software development services provided by LB Games Ukraine, which has been recorded as product development cost during the period.

Other

During 2007, we determined we owed our chief executive officer a total of $50,000 as part of a capital transaction that was entered into during a prior period. As of June 30, 2007, the balance was $50,000 and is included in advances from related party in the accompanying unaudited condensed consolidated balance sheet.

On June 8, 2007, we entered into a separation agreement with Jeffrey S. Frichner under which he resigned as our president. Mr. Frichner remains a director. As part of that agreement, we agreed to pay him three payments of $12,500 on June 30, 2007, July 31, 2007 and August 31, 2007. We have not yet made any of those payments. We recorded the $37,500 to accrued liabilities in the accompanying unaudited condensed consolidated balance sheet and recorded the related expense to general and administrative expenses.

At various times between December 2006 and March 2007, several of our officers and a former officer advanced us funds to help us with our working capital requirements. These advances were non-interest bearing. During the three months ended June 30, 2007, we repaid the remaining $23,000 of such advances to one of our former officers.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2007 and 2006, we issued 9,088,000 and 695,035 shares of common stock for net proceeds of $883,800 (excluding a stockholder note receivable for $25,000) and $791,298 (excluding a stockholder note receivable for $110,000), respectively. Related to the proceeds in the three months ended June 30, 2006, we incurred offering costs of $141,250. There were no offering costs associated with the shares we sold for cash in the three months ended June 30, 2007.

During the three months ended June 30, 2007 and 2006, we issued 981,949 and 85,000 shares of common stock for services provided by independent third parties, valued at $249,357 and $127,500 (based on the closing price of our common stock on the respective issuance dates), respectively.

During the three months ended June 30, 2007 and 2006, we issued 425,000 and 30,000 shares of common stock, valued at $93,325 and $45,000, respectively, (based on the closing price of our common stock on the respective issuance dates), to certain employees as additional compensation.

During the three months ended June 30, 2007, we issued 325,000 shares of common stock valued at $76,750 to investors and investment bankers in connection with the receipt of $130,000 in gross proceeds under a bridge financing. We recorded this amount to debt issuance costs and will amortize that amount over the one year term of the financing. We previously had recorded $412,000 to debt issuance costs related to earlier fundings under the bridge financing. We amortized $118,739 of debt issuance costs as interest expense during the three month period ended June 30, 2007.

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

The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at June 30, 2007.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Incentive Plan

In January 2007, we adopted the Left Behind Games Inc. 2006 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to encourage and enable officers, directors, and employees of Left Behind Games Inc. (the "Company") and its subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. The Company is authorized to issue 2,500,000 shares of common stock under the Plan, all of which can be issued in a number of forms including direct stock issuances and stock options. We registered the Plan under an S-8 registration statement in January 2007. As of August 3, 2007, 1.26 million shares had been issued under the Plan, all of which were direct stock issuances.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration.  In October 2006, we entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space is being used for both administrative, sales and warehouse purposes. For the three months ended June 30, 2007 and 2006, we recorded approximately $37,000 and $15,000, respectively, of rent expense.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Music Licenses

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.  We have calculated and accrued the amount due to this licensor as of June 30, 2007 and recorded that provision for licensing fees to cost of sales. In May 2007, this arrangement was subsequently modified to $0.025 for the master license and $0.025 for the performance license. We have accrued license fees relating to this arrangement of approximately $47,000 and charged that expense to our cost of sales during the year ended March 31, 2007. As of June 30, 2007, we have paid $25,000 and have $22,000 included in accrued expenses related to this arrangement.

In November 2006, we also entered into an agreement with a second record company for the use of certain music recordings to be used in connection with our game production. That license agreement also requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and remains in effect for three years. We have accrued license fees relating to this arrangement of approximately $10,000, of which $5,000 has been paid as of June 30, 2007.

NOTE 9 - NOTES PAYABLE

As of June 30, 2007, we had entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheets.

The following table is a recap of our notes payable outstanding as of June 30, 2007:

Financing of insurance premiums	$5,333
Bridge loan	450,000
Total notes payable	$455,333

We entered into an insurance financing arrangement in November 2006. The insurance financing arrangement is unsecured, expires in November 2007, requires monthly principal payments of $5,333 and accrues interest at a rate of 9.3 percent.

In January 2007, we entered into a Bridge Loan arrangement with Meyers Associates L.P. (“Meyers”), a broker-dealer. Under this unsecured Bridge Loan arrangement we agreed to issue two shares of our common stock for every $1 lent to us by accredited investors (the “Bridge Units”). We also agreed to pay to the investors 10% simple interest on the funds lent to us and to pay Meyers a commission of 10% of proceeds received under the arrangement and a non-accountable expense allowance that is equal to 3% of the gross funds that we received. Meyers also received 25% shares coverage. We agreed to repay the Bridge Loan at the earlier of (i): twelve months after the date of issuance; (ii) the consummation of any $1.5 million financing; and (iii) the date on which the outstanding principal amount is prepaid in full. The initial completion date of the Bridge Loan was March 31, 2007, which was subsequently extended to May 31, 2007 at which time it terminated.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We agreed to provide the investors in this Bridge Offering the same registration rights provided to investors in our next private placement. In the event that a private placement is not completed at our election within 90 days from the completion of this Bridge Offering, we agreed to file with the SEC within 120 days from the final completion of this Bridge Offering a registration statement under the Securities Act of 1933, as amended, concerning the resale of the shares of our Common Stock included in the Bridge Units.

As of June 30, 2007, we received $386,600 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we will need to repay to the investors is $450,000. That amount was later reduced to $340,000 due to partial conversions to equity (see Note 11 - Subsequent Events). During the three months ended June 30, 2007, we recorded $10,701 of interest expense related to the agreed ten percent interest rate under the Bridge Loan. Through June 30, 2007, we have paid Meyers cash commissions of $57,900 on the amount funded, of which $16,900 was paid during the three months ended June 30, 2007. These commissions were recorded to debt issuance costs and are being amortized over the one year term of the Bridge Loan.

As of June 30, 2007, we issued 900,000 shares to the investors as part of the Bridge Units and 225,000 shares to Meyers as part of their compensation. We valued the 900,000 shares issued to the investors at $358,200, of which $61,400 was related to the issuance of 260,000 shares during the three months ended June 30, 2007, based on the closing market price of our stock on the days in which the funding events occurred and capitalized that amount to debt issuance costs on our June 30, 2007 condensed consolidated balance sheet. The shares issued to Meyers were valued at $221,650, of which $15,350 was related to the issuance of 65,000 shares during the three months ended June 30, 2007, based on the closing market price of our stock and were also capitalized to debt issuance costs on our June 30, 2007 condensed consolidated balance sheet. Those costs are being amortized to interest expense over the term of the loan. We charged $118,738 of the debt issuance costs to interest expense in the three months ended June 30, 2007 and we will charge the remaining amount to interest expense over the remainder of the one year term of the Bridge Loan.

In December 2006, we entered into an arrangement to factor our receivables. The arrangement with the factor was secured by certain accounts receivable that they lent against and was intended to self liquidate as the factor collected those specific accounts receivable. The factoring arrangement carried a factoring fee of 7.0 percent of the funds advanced under the arrangement. During the three months ended June 30, 2007, we paid off the remaining balance of $3,723 under that factoring arrangement and recorded $244 in interest expense related to this arrangement.

In three months ended June 2007, we paid off $23,000 that we owed to a former executive which we borrowed under an informal, non-interest bearing arrangement (see Note 6 - Related Party Transactions).

In March 2007, we borrowed $50,000 under a short term loan arrangement from an investor through Southpointe Financial, an affiliate, a mortgage broker that is partially controlled by one of our directors. We repaid the loan plus an agreed $10,000 in financing charges on April 5, 2007, which was recorded as interest expense in the three months ended June 30, 2007.

NOTE 10 - DEFERRED REVENUES

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the three months ended September 30, 2006. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of June 30, 2007.

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007 and through August 10, 2007, we raised additional equity through the sale of our common stock to accredited investors. We raised $172,000 in cash and a note for $45,000 from the sale of 2,170,000 shares of our common stock.

Subsequent to June 30, 2007, we issued 382,500 shares of our common stock to independent third parties for services performed, valued at $69,725 (based on the closing price of our common stock on the respective issuance dates).

Subsequent to June 30, 2007, we issued 35,000 shares of our common stock to an employee as additional compensation, valued at $6,300 (based on the closing price of our common stock on the respective issuance dates).

Subsequent to June 30, 2007, two of the investors in the Bridge Loan (see Note 9) agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital. We also accelerated the unamortized value of the debt issuance costs attributable to their notes. This resulted in additional interest expense of $40,617. Since the effective conversion price of the 880,000 shares issued to convert that $110,000 of debt was $0.125 per share and that conversion price was $0.095 less than the closing price of $0.22 on the date of conversion, we will record in the three months ending September 30, 2007 an additional interest charge of $83,600 relating to that beneficial conversion.

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the three months ended June 30, 2007, we borrowed $130,000 under a Bridge Loan and raised net proceeds of $883,800 from the sale of 9,088,000 shares of our common stock. We continue to generate operating losses and have only just begun to generate revenues. Furthermore, the report of our Independent Registered Public Accounting Firm on our financial statements includes a “going concern” modification.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

Revenues

We recorded net revenues of $56,815 for the three months ended June 30, 2007. There was no corresponding revenue for the three months ended June 30, 2006. All of these revenues were from the sale of our initial product, a video game named Left Behind: Eternal Forces. The majority of the sales were to major retail chains either directly or through distributors. We also sold our game to Christian bookstores and over the internet. The net revenue figure is net of a reserve that we have accrued to cover any potential markdowns or returns of the game.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $20,652 for the three months ended June 30, 2007. As discussed above, there was no corresponding cost of sales sold in the three months ended June 30, 2006. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

General and Administrative Expenses

General and administrative expenses were $1,108,678 for the three months ended June 30, 2007, compared to $2,431,352 for the three months ended June 30, 2006, a decrease of $1,322,674 or 54%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended June 30, 2007 and 2006, we recorded expenses relating to these non-cash payments to consultants of $249,357 and $1,482,082, respectively. This represented a $1,232,725 decrease. During the three months ended June 30, 2007, we also issued 425,000 shares of common stock, valued at approximately $93,325 to certain employees as additional compensation. During the three months ended June 30, 2006, we issued 30,000 shares of common stock, valued at approximately $45,000 to certain employees as additional compensation. The overall decrease in non-cash charges attributable to consultants and employees was $1,184,400.

The remainder of the decrease was due to a variety of factors, including decreases in advertising and marketing expenses.

Product Development Expenses

Product development expenses were $103,002 for the three months ended June 30, 2007, compared to $188,701 for the three months ended June 30, 2006, a decrease of $85,699 or 45%. These decreases are directly attributable to the reduction in the number of employees working on our development team and a reduction in consulting fees from outside contractors involved in game development and testing.

Interest Expense

We recorded interest expense of $140,239 for the three months ended June 30, 2007, while we did not have any interest expense in the three months ended June 30, 2006. Our interest expense largely related to the borrowings under our Bridge Loan. Interest expense related to the Bridge Loan included $10,701 of interest related to the ten percent coupon and $118,739 of amortization of debt issuance costs.

Income Taxes

We recorded income taxes of $2,400 for the three months ended June 30, 2007, compared to $800 for the three months ended June 30, 2006.

Net Loss

As a result of the above factors, we reported a net loss of $1,319,543 for the three months ended June 30, 2007, compared to a net loss of $2,620,814 for the three months ended June 30, 2006, resulting in a reduced loss of $1,301,271. In addition, our accumulated deficit at June 30, 2007 totaled $36,950,803.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 we had $10,627 of cash compared to $14,965 at March 31, 2007, a decrease of $4,338. At June 30, 2007, we had a working capital deficit of $1,550,009 compared to a working capital deficit of $1,562,273 at March 31, 2007.

Operating Activities

For the three month periods ended June 30, 2007 and 2006, net cash used in operating activities was $902,425 and $984,240, respectively. The $81,815 decrease in cash used in our operating activities was primarily due to a reduction in our net loss.

Investing Activities

For the three month periods ended June 30, 2007 and 2006, net cash used in investing activities was $6,090 and $153,909, respectively. The decrease was attributable to our not acquiring any property and equipment and investing only $6,090 in trademarks in the three months ended June 30, 2007 compared to investing $117,169 in property and equipment and $36,740 in trademarks during the three months ended June 30, 2006.

Financing Activities

For the three month periods ended June 30, 2007 and 2006, net cash generated by financing activities was $904,177 and $791,298, respectively. The primary factors in this $112,879 increase were raising $883,800 from the issuance of common stock and $130,000 from issuances under the Bridge Loan, partially offset by $69,723 in principal payments under notes payable and a $16,900 payment of debt issuance costs; compared to raising $791,298 in net proceeds from the sale of common stock in the three months ended June 30, 2006.

Future Financing Needs

Since our inception in August 2002 through June 30, 2007, we have raised approximately $8.2 million through funds provided by private placement offerings. This has been sufficient to enable us to development our first product and to make some improvements to that product. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

Going Concern

As of the fiscal year ended March 31, 2007, we started to generate revenue, and from inception through June 30, 2007 have incurred net losses of $36,950,803 and have had negative cash flows from operations of $7,789,288 from our inception through June 30, 2007. Following the launch of our product, we significantly downsized both our domestic and contracted international workers in order to reduce our ongoing cash expenditures. We also built up a significant level of accounts payable due to the expenses associated with our product launch.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Specific sensitivity of each of the estimates and assumptions to change based on other outcomes that are reasonably likely to occur and would have a material effect is identified individually in each of the discussions of the critical accounting policies described below. Should we experience significant changes in the estimates or assumptions which would cause a material change to the amounts used in the preparation of our financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At June 30, 2007, our management believes there is no impairment of its long-lived assets. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the fiscal year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2007, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) to have an immaterial effect on the accompanying consolidated financial statements.

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

The Company promotes its products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products" certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three months ended June 30, 2007, we recorded a total of $0 under such types of arrangements.

Item 3.  Controls and Procedures.

We carried out an evaluation as of June 30, 2007, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to June 30, 2007, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently are not a party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2007, we issued 9,088,000 shares of common stock for net proceeds of $883,800 (excluding a stockholder note receivable for $25,000).. There were no offering costs associated with the shares we sold for cash in the three months ended June 30, 2007.

During the three months ended June 30, 2007, we issued 981,949 shares of common stock for services provided by independent third parties, valued at $249,357 (based on the closing price of our common stock on the respective issuance dates), respectively.

During the three months ended June 30, 2007, we issued 425,000 shares of common stock, valued at $93,325, (based on the closing price of our common stock on the respective issuance dates), to certain employees as additional compensation.

During the three months ended June 30, 2007, we issued 325,000 shares of common stock valued at $76,750 to investors and investment bankers to receive $130,000 in gross proceeds under a bridge financing.

Subsequent to June 30, 2007 and through August 10, 2007, we raised additional equity through the sale of our common stock to accredited investors. We raised $172,000 in cash and a note for $45,000 from the sale of 2,170,000 shares of our common stock.

Subsequent to June 30, 2007, we issued 382,500 shares of our common stock to independent third parties for services performed, valued at $69,725 (based on the closing price of our common stock on the respective issuance dates).

Subsequent to June 30, 2007, we issued 35,000 shares of our common stock to an employee as additional compensation, valued at $6,300 (based on the closing price of our common stock on the respective issuance dates).

Subsequent to June 30, 2007, two of the investors in the Bridge Loan (see Note 9) agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital. We also accelerated the unamortized value of the debt issuance costs attributable to their notes. This resulted in additional interest expense of $40,617. Since the effective conversion price of the 880,000 shares issued to convert that $110,000 of debt was $0.125 per share and that conversion price was $0.095 less than the closing price of $0.22 on the date of conversion, we will record in the three months ending September 30, 2007 an additional interest charge of $83,600 relating to that beneficial conversion.

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

None.

Item 5.  Other Information.

None

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

Dated: August 20, 2007

By: /s/ Troy Lyndon
Troy Lyndon, Chief Executive Officer
 (Principal Executive Officer)

By: /s/ James B. Frakes
James B. Frakes, Chief Financial Officer
(Principal Financial Officer)