Form 10QSB
period 2007-09-30
LEFT BEHIND GAMES INC.
filed 2007-11-19
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

Commission File No. 000-50603

LEFT BEHIND GAMES INC.
 (Exact name of registrant as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
25060 Hancock Avenue Suite 103 Box 110
Murrieta, California 92562
(Address of principal executive offices)

(951) 894-6597
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 8, 2007, the Registrant had 93,190,048 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2007
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$41,346
Accounts receivable, net	539,159
Inventories	376,857
Debt issuance costs	182,773
Prepaid expenses and other current assets	23,295
Total current assets	1,163,430

Property and equipment, net	307,132
Intangible assets, net	47,852
Other assets	52,372
$1,570,786

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,866,645
Royalty payable to related party	250,000
Advances from related party	47,309
Notes payable	325,919
Deferred income – product sales	192,485
Deferred revenue	100,323
Total current liabilities	2,782,681

Deferred rent	7,533

Total liabilities	2,790,214

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245
shares issued and outstanding; liquidation preference of $188,500	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 76,515,146
shares issued and outstanding	76,456
Additional paid-in capital	37,304,574
Stockholder receivables	(80,000)
Accumulated deficit	(38,524,044)
Total stockholders' deficit	(1,219,428)
$1,570,786

See accompanying notes to the condensed consolidated financial statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006
			(RESTATED)
Net revenues	$26,561	$-	$141,263	$-

Costs and expenses:
Cost of sales - product costs	9,375	-	83,820	-
Selling, general and administrative	1,086,129	14,605,287	2,194,807	17,036,639
Product development	83,290	255,002	186,292	443,703

Total costs and expenses	1,178,794	14,860,289	2,464,919	17,480,342

Operating loss	(1,152,233)	(14,860,289)	(2,323,656)	(17,480,342)

Other (expense) income:
Interest expense	(243,649)	(155)	(383,888)	(155)
Other income (expense)	--	(2,717)	(1,387)	(2,678)
Total other (expense) income, net	(243,649)	(2,872)	(385,275)	(2,833)

Loss before provision for income taxes	(1,395,882)	(14,863,161)	(2,708,931)	(17,483,175)
Provision for income taxes	--	--	2,400	800

Net loss	$(1,395,882)	$(14,863,161)	$(2,711,331)	$(17,483,975)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.02)	$(0.82)	$(0.06)	$(1.03)

Weighted average common shares outstanding:
Basic and diluted	55,996,295	18,193,623	48,834,156	16,986,914

See accompanying notes to the condensed consolidated financial statements.

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended September 30,
	2007	2006
	(RESTATED)
Cash flows from operating activities:
Net loss	$(2,711,331)	$(17,483,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,613	26,632
Amortization of debt issuance costs	270,010	--
Loss on disposal of assets	1,387	1,193
Beneficial conversion of notes payable to common stock	83,600	--
Estimated fair value of common stock issued to consultants for services	765,398	13,539,500
Estimated fair value of common stock issued to employees and directors for services	126,725	1,281,231
Changes in operating assets and liabilities:
Accounts receivable	323,462	--
Inventories	17,748	--
Prepaid expenses and other current assets	15,551	(46,529)
Other assets	--	(45,775)
Accounts payable and accrued expenses	(171,586)	216,854
Deferred rent	2,276	--
Deferred revenue	--	100,000
Deferred income – product sales	(363,360)	--
Deferred salaries	--	8,258
Net cash used in operating activities	(1,579,507)	(2,402,611)

Cash flows from investing activities:
Payments for trademarks	(6,670)	(245,580)
Purchases of property and equipment	--	(213,298)
Net cash used in investing activities	(6,670)	(458,878)

Cash flows from financing activities:
Collection of stockholder note	--	120,000
Payment of debt issuance costs	(16,900)	--
Borrowings under notes payable	140,919	--
Principal payments under notes payable	(100,056)	--
Payments on advances from related party	(25,691)	--
Proceeds from issuance of common stock, net of issuance costs	1,614,286	4,419,117
Net cash provided by financing activities	1,612,558	4,539,117
Net increase in cash	26,381	1,677,628
Cash at beginning of period	14,965	393,433
Cash at end of period	$41,346	$46,582

See accompanying notes to condensed consolidated financial statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$11,079	$-

Income taxes	$2,400	$1,600

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in exchange for notes receivable	$80,000	$110,000

Issuance of common stock as debt issuance costs	$76,750	$--

Exchange of equipment for settlement of accounts payable	$1,440	$--

Conversion of notes payable into common stock	$110,000	$--

See accompanying notes to condensed consolidated financial statements

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

We were incorporated on August 27, 2002 under the laws of the State of Delaware for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We recently completed the development of a video game based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”) and in November 2006 began commercially selling the video game to retail outlets nationwide.

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

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.  The information included in this Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB/A for the year ended March 31, 2007. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2008.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously disclosed in our Current Report on Form 8-K dated November 19, 2007 and filed on November 19, 2007 our Board of Directors, upon the recommendations of management, and with the concurrence of our independent registered public accounting firm, concluded on November 19, 2007 that we needed to restate our historical financial statements for the fiscal year ended March 31, 2007 and for the quarters ended December 31, 2006 and June 30, 2007.

In connection with a routine periodic regulatory review by the SEC of our Form 10-KSB for the fiscal year ended March 31, 2007, our management determined that our revenue recognition policies for sales of our product were not appropriate given the limited sales history of our product.  Historically, our revenue recognition policy was to record revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions.  After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, our management determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  For sales to our primary channel partner and most significant retail customer, revenues should have been deferred until the resale of the products to the end customers, or the “sell-through method.”  For sales to our on-line store customers, revenues should have been deferred until such time as the right of return privilege granted to the customers lapsed, which is 30 days from the date of sale.  For sales to our Christian bookstore customers and all other customers, revenues should have been recognized on a cash receipts basis since these customers do not provide us with sell-through information and we may allow product returns from these customers from time to time. The impact on the consolidated financial statements for correcting these matters primarily resulted in recognizing deferred income on shipments until later periods and in certain cases permanent reductions in revenue when revenue was previously recognized upon shipment.

Furthermore, as part of the restatement process, we also determined that our largest retail customer had billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue.  In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31, 2007.

The following table presents the effects of the restatement adjustments on the condensed consolidated financial statements for the three months ended June 30, 2007:

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Operations
Net revenues	$56,815	$114,702	$57,887
Cost of sales – product costs	20,652	74,445	53,793
Total costs and expenses	1,232,332	1,286,125	53,793
Operating loss	(1,175,517)	(1,171,423)	4,094
Loss before provision for income taxes	(1,317,143)	(1,313,049)	4,094
Net loss	$(1,319,543)	$(1,315,449)	$4,094

Net loss per common share — basic and diluted	$(0.03)	$(0.03)	$—

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(902,425)	$(902,425)	$--
Net cash used in investing activities	(6,090)	(6,090)	--
Increase in cash	904,177	904,177	--

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2007, we did not have any balances in excess of the FDIC insurance limit.

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

Intangible Assets

License and Sublicense Agreements

The cost of the License and Sublicense agreements are amortized on a straight-line basis over their related terms (see Note 7).

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The trademark costs are being amortized on a straight-line basis over their estimated useful lives. During the six months ended September 30, 2007, the Company recorded $2,259 of amortization expense related to its capitalized trademark costs. There was no amortization of trademark costs in the six ended September 30, 2006 since none of the trademarks had been issued at that time.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of September 30, 2007, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

Stock-Based Compensation

Effective April 1, 2006, the first day of our fiscal year 2007, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the six month period ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, no stock options have been granted to employees. Therefore, we believe the adoption of SFAS No. 123(R) had an immaterial effect on the accompanying unaudited condensed consolidated financial statements.

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

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same for the periods presented as the effect of warrants (in both periods) and convertible deferred salaries (in the six months ended September 30, 2006) on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ equity. We determined that the translation gain or loss did not have a material impact on our stockholders’ equity as of September 30, 2007. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our unaudited condensed consolidated balance sheet.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the six month periods ended September 30, 2007 and 2006.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the six month periods ended September 30, 2007 and 2006.

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

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery has occurred: Delivery is considered to occur when the products are shipped and risk of loss and reward have been transferred to the customer.

•
The seller’s price to the buyer is fixed and determinable: If an arrangement includes rights of return or rights to refunds without return, revenue is recognized at the time the amount of future returns or refunds can be reasonably estimated or at the time when the return privilege has substantially expired in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists.  If an arrangement requires us to rebate or credit a portion of our sales price if the customer subsequently reduces its sales price for our product to its customers, revenue is recognized at the time the amount of future price concessions can be reasonably estimated, or at the time of customer sell-through.

•
Collectibility is reasonably assured: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, we determined that return privileges and price protection rights granted to our customers impact our ability to reasonably estimate sales returns and future price concessions, and therefore, we are unable to conclude that our sales arrangements have a fixed and determinable price at the time our inventory is shipped to customers.  As a result, our revenue recognition policies are as follows:

For sales to our primary channel partner and largest retail customer, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.”  Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our primary channel partner or our largest retail customer to their end customers, we recognize previously deferred income as sales and cost of sales.  Our primary channel partner and largest retail customer each provide us with sell-through information on a frequent basis regarding sales to end customers and in-channel inventories.

For sales to our on-line store customers, revenues are deferred until such time as the right of return privilege granted to the customers lapses, which is 30 days from the date of sale for unopened games.

For sales to our Christian bookstore customers and all other customers that cannot provide us with sell-through information and for which we may accept product returns from time to time, revenues are recognized on a cash receipts basis.

In the future, we intend to continue using the sell-through methodology with our primary channel partner and largest retail customer.  We also plan to continue recognizing sales on our on-line store after a one month lag to allow for the right that we have given our on-line customers to return unopened games for 30 days.

We continue to accumulate historical product return and price concession information related to our Christian bookstore customers and all other customers.  In future periods, we may elect to return to the accrual methodology of recording revenue for those customers upon shipment with estimated reserves at which time we believe we can reasonably estimate returns and price concessions to these customers based upon our historical results.

Revenue from Sales of Consignment Inventory. We have placed consignment inventory with certain customers. We receive payment from those customers only when they sell our product to the end consumers. We recognize revenue from the sale of consignment inventory only when we receive payment from those customers.

Shipping and Handling: In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the six months ended September 30, 2007, we did not have any such types of arrangements.

Cost of Sales

Cost of sales consists of product costs, royalty expenses, license costs and inventory-related operational expenses.

Customer Concentrations

During the six months ended September 30, 2007, one customer accounted  43% of our net revenues and another customer accounted for 19% of our net revenues.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on April 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company adopted FIN 48 effective January 1, 2007. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to beginning retained earnings related to the adoption of FIN 48. The Company was not required to record a cumulative effect as a result of adopting FIN 48. The Company's policy for recording interest and penalties associated with income tax audits is to record such items as a component of income taxes.

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but incurred net losses of $2,711,331 for the six months ended September 30, 2007, and have an accumulated deficit totaling $38,524,044 as of September 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities and debt instruments. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

NOTE 5 – INVENTORIES

Inventories consisted of the following at September 30, 2007:

Raw materials	$55,008
Finished goods	321,949
$376,857

These matters, among others, raise substantial doubt about the ability of LBG to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007:

September 30, 2007
Office furniture and equipment	$66,985
Leasehold improvements	187,413
Computer equipment	201,794
456,192

Less accumulated depreciation	(149,060)

$307,132

Depreciation expense for the six month periods ended September 30, 2007 and 2006 was $58,354 and $25,930, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

The license was further amended on May 14, 2007. Under this amendment the remaining amount of the minimum royalty payment was reduced from $750,000 to $250,000 and the date of that payment was extended from March 31, 2007 to December 31, 2007. At September 30, 2007 and March 31, 2007, we have recorded a royalty payable of $250,000 related to this Sublicense Agreement.

LB Games Ukraine

LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $69 at September 30, 2007. During the six month periods ended September 30, 2007 and 2006, we paid $125,157 and $100,263, respectively, for software development services provided by LB Games Ukraine, which has been recorded as product development cost during the period.

Other

During 2007, we determined we owed our chief executive officer a total of $50,000 as part of a capital transaction that was entered into during a prior period. During the three months ended September 30, 2007, the Company repaid $2,691 of this amount.As of September 30, 2007, the balance was $47,309 and is included in advances from related party in the accompanying unaudited condensed consolidated balance sheet.

On June 8, 2007, we entered into a separation agreement with Jeffrey S. Frichner under which he resigned as our president. Mr. Frichner remains a director. As part of that agreement, we agreed to pay him three payments of $12,500 on June 30, 2007, July 31, 2007 and August 31, 2007. We have not yet made any of those payments. We recorded the $37,500 as accrued expenses in the accompanying unaudited condensed consolidated balance sheet and recorded the related expense to general and administrative expenses.

At various times between December 2006 and March 2007, several of our officers and a former officer advanced us funds to help us with our working capital requirements. These advances were non-interest bearing. During the six months ended September 30, 2007, we repaid the remaining $23,000 of such advances to one of our former officers.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

During the six months ended September 30, 2007 and 2006, we issued 34,448,000 and 3,326,555 shares of common stock for net proceeds of $1,614,286 (excluding stockholder receivables of $80,000) and $4,539,117, respectively. There were no offering costs associated with the shares we sold for cash in the six months ended September 30, 2007.

Related to the proceeds in the six months ended September 30, 2006, we incurred offering costs of cash commissions of $385,725, shares of common stock valued at $75,000; and warrants valued at $264,146.

During the six months ended September 30, 2007 and 2006, we issued 4,337,248 and 2,819,179 shares of common stock, respectively, for services provided by independent third parties, valued at $765,398 and $10,913,668 (based on the closing price of our common stock on the respective issuance dates), respectively.

During the six months ended September 30, 2007 and 2006, we issued 620,000 and 291,666 shares of common stock, valued at $126,725 and $1,281,231, respectively, (based on the closing price of our common stock on the respective issuance dates), to certain employees as additional compensation.

During the six months ended September 30, 2007, we issued 1,205,000 shares of common stock in matters related to the Bridge Loan. During the six month period, we received $130,000 in the final two fundings under the Bridge Loan and issued 260,000 shares valued at $61,400 to the investors that provided those final two fundings. The value of the shares issued to the investors was recorded as debt issuance costs.  We also issued Meyers 65,000 shares valued at $15,350 in association with those two fundings, which was recorded as debt issuance costs.  Also, during the three months ended September 30, 2007, two of the investors in the Bridge Loan (see Note 10) agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital.

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

The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at September 30, 2007.

Stock Incentive Plan

In January 2007, we adopted the Left Behind Games Inc. 2006 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to encourage and enable officers, directors, and employees of Left Behind Games Inc. (the "Company") and its subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. The Company is authorized to issue 2,500,000 shares of common stock under the Plan, all of which can be issued in a number of forms including direct stock issuances and stock options. We registered the Plan under an S-8 registration statement in January 2007. As of November 8, 2007, 2,426,818 shares had been issued under the Plan, all of which were direct stock issuances.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnities

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions.  We indemnify our directors, officers, employees and agents, as permitted under the laws of the State of Delaware.  We have also indemnified our consultants, investment bankers, sublicensor and distributors against any liability arising from the performance of their services or license commitment, pursuant to their agreements.  In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facility.  The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Employment Agreements

We have entered into employment agreements with certain of our key employees.  Such contracts provide for minimum annual salaries and are renewable annually.  In the event of termination of certain employment agreements by LBG without cause, we would be required to pay continuing salary payments for specified periods in accordance with the employment contracts.

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration.  In October 2006, we entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space is being used for both administrative, sales and warehouse purposes. For the six months ended September 30, 2007 and 2006, we recorded approximately $73,000 and $38,000, respectively, of rent expense.

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

Music Licenses

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.  We have calculated and accrued the amount due to this licensor as of September 30, 2007 and recorded that provision for licensing fees to cost of sales. In May 2007, this arrangement was subsequently modified to $0.025 for the master license and $0.025 for the performance license. We have accrued license fees relating to this arrangement of approximately $47,000 and charged that expense to our cost of sales during the year ended March 31, 2007. As of September 30, 2007, we have paid $25,000 and have $22,000 included in accrued expenses related to this arrangement.

In November 2006, we also entered into an agreement with a second record company for the use of certain music recordings to be used in connection with our game production. That license agreement also requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and remains in effect for three years. We have accrued license fees relating to this arrangement of approximately $10,000, of which $5,000 has been paid as of September 30, 2007.

NOTE 10 – NOTES PAYABLE

As of September 30, 2007, we had entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

The following table is a recap of our notes payable outstanding as of  September 30, 2007:

Financing of insurance premiums	$10,919
Bridge loan	315,000
Total notes payable	$325,919

We entered into an insurance financing arrangement in November 2006. The insurance financing arrangement was unsecured and required monthly principal payments of $5,333 through July 2007 and accrued interest at a rate of 9.3%.

We entered into another insurance financing arrangement in September 2007. The insurance financing arrangement is unsecured and requires monthly principal payments of $1,213 through July 2008, and accrues interest at a rate of 9.3%.

 In January 2007, we entered into a Bridge Loan arrangement (the "Bridge Loan") with Meyers Associates L.P. (“Meyers”), a broker-dealer. Under this unsecured Bridge Loan arrangement we agreed to issue two shares of our common stock for every $1 lent to us by accredited investors (the “Bridge Units”). We also agreed to pay to the investors 10% simple interest on the funds lent to us and to pay Meyers a commission of 10% of proceeds received under the arrangement and a non-accountable expense allowance that is equal to 3% of the gross funds that we received. Meyers also received 25% shares coverage. We agreed to repay the Bridge Loan at the earlier of (i): twelve months after the date of issuance; (ii) the consummation of any $1.5 million financing; and (iii) the date on which the outstanding principal amount is prepaid in full. The initial completion date of the Bridge Loan was March 31, 2007, which was subsequently extended to May 31, 2007 at which time it terminated.

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

As of September 30, 2007, we had received $386,600 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we would need to repay to the investors was $450,000. That amount was later reduced to $340,000 due to partial conversions to equity and by a partial repayment (see below). During the six months ended September 30, 2007, we recorded $19,271 of interest expense related to the agreed ten percent interest rate under the Bridge Loan. Through September 30, 2007, we paid Meyers cash commissions of $57,900 on the amount funded, of which $16,900 was paid during the six months ended September 30, 2007. These commissions were recorded to debt issuance costs and are being amortized over the one year term of the Bridge Loan.

As of September 30, 2007, we issued 900,000 shares to the investors as part of the Bridge Units and 225,000 shares to Meyers as part of their compensation. We valued the 900,000 shares issued to the investors at $358,200, of which $61,400 was related to the issuance of 260,000 shares during the six months ended September 30, 2007, based on the closing market price of our stock on the days in which the funding events occurred and capitalized that amount to debt issuance costs in our  September 30, 2007 condensed consolidated balance sheet. The shares issued to Meyers were valued at $221,650, of which $15,350 was related to the issuance of 65,000 shares during the six months ended September 30, 2007, based on the closing market price of our stock and were also capitalized to debt issuance costs in our September 30, 2007 condensed consolidated balance sheet. Those costs are being amortized to interest expense over the term of the loan. We charged $224,350 of the debt issuance costs to interest expense in the six months ended September 30, 2007 and we will charge the remaining amount to interest expense over the remainder of the one year term of the Bridge Loan.

In the three months ended September 30, 2007, two of the investors in the Bridge Loan (see Note 8) agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital. We also accelerated the unamortized value of the debt issuance costs attributable to their notes. This resulted in additional interest expense of $40,617 that was recorded in the three months ended September 30, 2007. Since the effective conversion price of the 880,000 shares issued to convert that $110,000 of debt was $0.125 per share and that conversion price was $0.095 less than the closing price of $0.22 on the date of conversion, we also recorded an additional interest charge of $83,600 relating to that beneficial conversion in the three months ended September 30, 2007.

In the three months ended September 30, 2007, we made a partial repayment of $25,000 to one of the investors in the Bridge Loan.  As a result of this repayment, we accelerated the remaining amount of debt issuance costs of $5,043 attributable to that investor and charged that amount to interest expense.

The combination of the $110,000 in conversions and the $25,000 partial repayment reduced the amount outstanding under the Bridge Loan as of September 30, 2007 to $315,000.

In December 2006, we entered into an arrangement to factor our receivables. The arrangement with the factor was secured by certain accounts receivable that they lent against and was intended to self liquidate as the factor collected those specific accounts receivable. The factoring arrangement carried a factoring fee of 7.0 percent of the funds advanced under the arrangement. During the six months ended September 30, 2007, we paid off the remaining balance of $3,723 under that factoring arrangement and recorded $244 in interest expense related to this arrangement.

In six months ended September 2007, we paid off $23,000 that we owed to a former executive which we borrowed under an informal, non-interest bearing arrangement (see Note 6 - Related Party Transactions).

In March 2007, we borrowed $50,000 under a short term loan arrangement from an investor through Southpointe Financial, an affiliate, a mortgage broker that is partially controlled by one of our directors. We repaid the loan plus an agreed $10,000 in financing charges on April 5, 2007. The financing charges were recorded as interest expense in the six months ended September 30, 2007.

NOTE 11 – DEFERRED REVENUES

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the six months ended September 30, 2006. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying condensed consolidated balance sheet as of September 30, 2007.

NOTE 12 – DEFERRED INCOME – PRODUCT SALES

Under our sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the condensed consolidated balance sheet. When the related product is sold by our distributor or our largest retail customer to their end customers, we recognize previously deferred revenue as sales and cost of sales.  At September 30, 2007, we had $192,485 of deferred income – product sales.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2007 and through November 8, 2007, we raised additional equity through the sale of our common stock to accredited investors. We raised $172,100 in cash and a note for $249,000 from the sale of 16,274,902 shares of our common stock.

On October 30, 2007, we issued a promissory note for $60,000 to an individual. In connection with the note, we issued 400,000 shares of our common stock as payment for interest on the short term $60,000 loan.  The loan is due on January 31, 2008 and that investor has the right to ask us to file a first security interest in our accounts receivable and inventory in his favor.

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the six months ended September 30, 2007, we borrowed $130,000 under a Bridge Loan and raised net proceeds of $1,614,286 from the sale of 34,448,000 shares of our common stock. We continue to generate operating losses and have only just begun to generate revenues. Furthermore, the report of our Independent Registered Public Accounting Firm on our March 31, 2007 consolidated financial statements includes a “going concern” modification.

Restatement of Previously Issued Financial Statements

As previously disclosed in our Current Report on Form 8-K dated November 19, 2007 and filed on November 19, 2007 our incoming Board of Directors, upon the recommendations of management, and with the concurrence of our independent registered public accounting firm, concluded on November 19, 2007 that we needed to restate our historical financial statements for the fiscal year ended March 31, 2007 and for the quarters ended December 31, 2006 and June 30, 2007.

In connection with a routine periodic review by the U.S. Securities and Exchange Commission ("SEC") of our Form l0-KSB for the fiscal year ended March 31, 2007, our management determined that our revenue recognition policies for sales of our product were not appropriate given the limited sales history of our product. Historically, our revenue recognition policy was to record revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions. After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, our management determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers. For sales to our primary channel parter and most significant retail customer, revenues should have been deferred until the resale of the products to the end customers, or the "sell-through method." For sales to our on-line store customers, revenues should have been deferred until such time as the right of return privilege granted to the customers lapsed, which is 30 days from the date of sale. For sales to our Christian bookstore customers and all other customers, revenues should have been recognized on a cash receipts basis since these customers do not provide us with sell-through information and we may allow product returns from these customers from time to time. The impact on the consolidated financial statements for correcting these matters primarily resulted in recognizing deferred income on shipments until later periods and in certain cases permanent reductions in revenue when revenue was previously recognized upon shipment.

Furthermore, as part of the restatement process, we also determined that our largest retail customer had billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue. In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31,2007.

As part of this Report on Form 10-QSB, we have restated our consolidated statement of operations and cash flows for the six months ended September 30,2007 to reflect the effect of the restatement for the three month period ended June 30, 2007, The following Management's Discussion and Analysis or Plan of Operation gives effect to the restatement discussed Note 2 in Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

Revenues

We recorded net revenues of $26,561 for the three months ended September 30, 2007. There was no corresponding revenue for the three months ended September 30, 2006. All of these revenues were from the sale of our initial product, a video game named Left Behind: Eternal Forces. The majority of the sales were to major retail chains either directly or through distributors. We also sold our game to Christian bookstores and over the internet.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $9,375 for the three months ended September 30, 2007. As discussed above, there was no corresponding cost of sales for products sold in the three months ended September 30, 2006. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,086,129 for the three months ended September 30, 2007, compared to $14,605,287 for the three months ended September 30, 2006, a decrease of $13,519,158 or 93%.

Many of these selling, general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended September 30, 2007 and 2006, we recorded expenses relating to these non-cash payments to consultants of $516,041 and $10,786,168, respectively. This represented a $10,270,127 decrease.

During the three months ended September 30, 2007, we also issued 195,000 shares of common stock, valued at approximately $33,400 to certain employees as additional compensation.  During the three months ended September 30, 2006, we issued 261,666 shares of common stock, valued at approximately $1,235,231 to certain employees as additional compensation.  This represented a $1,201,831 decrease in the value of shares issued to employees as additional compensation.  The overall decrease in non-cash charges attributable to consultants and employees was $11,471,958.

The remainder of the decrease was due to a variety of factors, including a $179,038 decrease in advertising and marketing expenses.

Product Development Expenses

Product development expenses were $83,290 for the three months ended September 30, 2007 compared to $255,002 for the three months ended September 30, 2006, a decrease of $19,712 or 19%. These decreases are directly attributable to the reduction in the number of employees working on our development team and a reduction in consulting fees from outside contractors involved in game development and testing.

Interest Expense

We recorded interest expense of $243,649 for the three months ended September 30, 2007 compared to $155 of interest expense in the three months ended September 30, 2006.  Our interest expense largely related to the borrowings under our Bridge Loan. Interest expense related to the Bridge Loan included $8,570 of interest related to the ten percent coupon and $151,271 of amortization of debt issuance costs and a beneficial conversion charge of $83,600 related to the conversion of $110,000 of the Bridge Loan to equity.

Net Loss

As a result of the above factors, we reported a net loss of $1,395,882 for the three months ended September 30, 2007 compared to a net loss of $14,863,161 for the three months ended September 30, 2006, resulting in a reduced loss of $13,467,279. In addition, our accumulated deficit at September 30, 2007 totaled $38,524,044.

Six Months Ended September 30, 2007 and 2006

Revenues

We recorded net revenues of $141,263 for the six months ended September 30, 2007. There was no corresponding revenue for the six months ended September 30, 2006. All of these revenues were from the sale of our initial product, a video game named Left Behind: Eternal Forces. The majority of the sales were to major retail chains either directly or through distributors. We also sold our game to Christian bookstores and over the internet.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $83,820 for the six months ended September 30, 2007. As discussed above, there was no corresponding cost of sales for products sold in the six months ended September 30, 2006. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,194,807 for the six months ended September 30, 2007, compared to $17,036,639 for the six months ended September 30, 2006, a decrease of $14,841,832 or 87%.

Many of these selling, general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the six months ended September 30, 2007 and 2006, we recorded expenses relating to these non-cash payments to consultants of $765,398 and $13,539,500, respectively. This represented a $12,774,102 decrease.

During the six months ended September 30, 2007, we also issued 620,000 shares of common stock, valued at approximately $126,725 to certain employees as additional compensation. During the six months ended September 30, 2006, we issued 291,666 shares of common stock, valued at $1,281,231 to certain employees as additional compensation. This represented a $1,154,506 decrease in the value of shares issued to employees as additional compensation.  The overall decrease in non-cash charges attributable to consultants and employees was $13,928,608.

The remainder of the decrease was due to a variety of factors, including a $335,807 decrease in advertising and marketing expenses.

Product Development Expenses

Product development expenses were $186,292 for the six months ended September 30, 2007, compared to $443,703 for the six months ended September 30, 2006, a decrease of $257,411 or 58%. These decreases are directly attributable to the reduction in the number of employees working on our development team and a reduction in consulting fees from outside contractors involved in game development and testing.

Interest Expense

We recorded interest expense of $383,888 for the six months ended September 30, 2007, compared to $155 of interest expense in the six months ended September 30, 2006. Our interest expense largely related to the borrowings under our Bridge Loan. Interest expense related to the Bridge Loan included $19,271 of interest related to the ten percent coupon and $270,010 of amortization of debt issuance costs and a beneficial conversion charge of $83,600 related to the conversion of $110,000 of the Bridge Loan to equity.

Income Taxes

We recorded income taxes of $2,400 for the six months ended September 30, 2007, compared to $800 for the six months ended September 30, 2006.

Net Loss

As a result of the above factors, we reported a net loss of $2,711,331 for the six months ended September 30, 2007, compared to a net loss of $17,483,975 for the six months ended September 30, 2006, resulting in a reduced loss of $14,772,644. In addition, our accumulated deficit at September 30, 2007 totaled $38,524,044.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had $41,346 of cash compared to $14,965 at March 31, 2007, an increase of $26,381. At September 30, 2007, we had a working capital deficit of $1,619,250 compared to a working capital deficit of $1,743,726 at March 31, 2007.

Operating Activities

For the six month periods ended September 30, 2007 and 2006, net cash used in operating activities was $1,579,507 and $2,402,611, respectively. The $823,104 decrease in cash used in our operating activities was primarily due to a reduction in our net loss.

Investing Activities

For the six month periods ended September 30, 2007 and 2006, net cash used in investing activities was $6,670 and $458,878, respectively. The decrease was attributable to our not acquiring any property and equipment and investing only $6,670 in trademarks in the six months ended September 30, 2007 compared to investing $213,298 in property and equipment and $245,580 in trademarks during the six months ended September 30, 2006.

Financing Activities

For the six month periods ended September 30, 2007 and 2006, net cash generated by financing activities was $1,612,558 and $4,539,117, respectively. The primary factor in this $2,926,559 decrease was raising $2,804,831 less from the issuance of common stock during the six month period ended September 30, 2007.

Future Financing Needs

Our liquidity and capital resources remain limited, which may constrain our ability to operate and grow our business.

Our primary focus has been growing our revenues through a direct selling effort into the Christian bookstore market. We have added a number of salespeople, both full time and part time, that contact the Christian bookstores across the United States to sell them our games over the telephone. Since July 1, 2007, we have generated orders of approximately $570,000 and our customer count of Christian bookstores has grown to approximately 1,330 CBA customers.

Currently, we intend to continue focusing on the Christian book store marketplace as our primary driver of revenues and operating profits although we are negotiating with distribution partners to access the mainstream retail marketplace as well.

In addition to the capital requirements generated by our historical and present operating losses, the present and expected future orders from the Christian book store market have generated incremental working capital requirements.

Since our inception in August 2002 through September 30, 2007, we have raised approximately $9.0 million through funds provided by private placement offerings. This has been sufficient to enable us to development our first product and to make some improvements to that product. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

Going Concern

As of the fiscal year ended March 31, 2007, we started to generate revenue, and from inception through September 30, 2007 have incurred net losses of $38,524,044 and have had negative cash flows from operations of $8,466,370 from our inception through September 30, 2007. Following the launch of our product, we significantly downsized both our domestic and contracted international workers in order to reduce our ongoing cash expenditures. We also built up a significant level of accounts payable due to the expenses associated with our product launch.

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

Our independent registered public accounting firm has indicated in their report on our March 31, 2007 consolidated financial statements that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

Our losses to date have generated a significant net operating loss carryforward which may be available to offset future taxable Federal and state income. As of March 31, 2007, we had net operating loss carryforwards of approximately $8,700,000 (restated) and $8,500,000 (restated) and these net operating loss carryforwards expire at various dated through 2027 and 2017, respectively.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At September 30, 2007, our management believes there is no impairment of its long-lived assets. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the fiscal year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2007, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) to have an immaterial effect on the accompanying consolidated financial statements.

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

Revenue Recognition. We evaluate the recognition of revenue based on the criteria set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•	Delivery has occurred: Delivery is considered to occur when the products are shipped and risk of loss and reward have been transferred to the customer.

•
The seller’s price to the buyer is fixed and determinable: If an arrangement includes rights of return or rights to refunds without return, revenue is recognized at the time the amount of future returns or refunds can be reasonably estimated or at the time when the return privilege has substantially expired in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists.  If an arrangement requires us to rebate or credit a portion of our sales price if the customer subsequently reduces its sales price for our product to its customers, revenue is recognized at the time the amount of future price concessions can be reasonably estimated, or at the time of customer sell-through.

•
Collectibility is reasonably assured: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, we determined that return privileges and price protection rights granted to our customers impact our ability to reasonably estimate sales returns and future price concessions, and therefore, we are unable to conclude that our sales arrangements have a fixed and determinable price at the time our inventory is shipped to customers.  As a result, our revenue recognition policies are as follows:

For sales to our primary channel partner and largest retail customer, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.”  Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our primary channel partner or our largest retail customer to their end customers, we recognize previously deferred income as sales and cost of sales.  Our primary channel partner and largest retail customer each provide us with sell-through information on a frequent basis regarding sales to end customers and in-channel inventories.

For sales to our on-line store customers, revenues are deferred until such time as the right of return privilege granted to the customers lapses, which is 30 days from the date of sale for unopened games.

For sales to our Christian bookstore customers and all other customers that cannot provide us with sell-through information and for which we may accept product returns from time to time, revenues are recognized on a cash receipts basis.

In the future, we intend to continue using the sell-through methodology with our primary channel partner and largest retail customer.  We also plan to continue recognizing sales on our on-line store after a one month lag to allow for the right that we have given our on-line customers to return unopened games for 30 days.

We continue to accumulate historical product return and price concession information related to our Christian bookstore customers and all other customers.  In future periods, we may elect to return to the accrual methodology of recording revenue for those customers upon shipment with estimated reserves at which time we believe we can reasonably estimate returns and price concessions to these customers based upon our historical results.

Revenue from Sales of Consignment Inventory. We have placed consignment inventory with certain customers. We receive payment from those customers only when they sell our product to the end consumers. We recognize revenue from the sale of consignment inventory only when we receive payment from those customers.

Shipping and Handling: In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the six months ended September 30, 2007, we had no such types of arrangements.

Item 3.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-15.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in internal controls, as discussed below.

Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Report on Form 10-QSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the three and six months ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Effect of Restatement on Disclosure Controls

As disclosed in our Form l0-KSB/A for the year ended March 31,2007, our Board of Directors authorized us to amend and restate our consolidated financial statements and other financial information for the year ended March 31,2007, and the quarters ended December 31, 2006 and June 30, 2007, after concluding that our former revenue recognition policies for sales of our product were not appropriate given the limited sales history of our products. See Note 2 to the unaudited condensed consolidated financial statements included in this report for more information

In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of these matters on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB for the six months ended September 30, 2007. The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of September 30, 2007:

i)	The Company did not maintain adequate internal controls over financial reporting due to the lack of appropriate technical review of its sales arrangements and revenue accounting.

As a result of this weakness, our management and board of directors is in the process of determining steps to improve internal controls related to these material weaknesses to ensure that the errors will not occur again and that our disclosure controls and procedures are operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In order to address and correct the material weakness identified above, management is currently in the process of reviewing and improving its revenue recognition procedures, documentation, and the surrounding internal controls. There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 5, 2007, Leonard Linsker, one of LBG’s stockholders, filed a lawsuit in the Supreme Court of New York, Kings County, seeking damages of $90,000 that he alleged were caused by LBG’s failure to discharge its contractual duties by timely filing a selling stockholder registration statement. While the Company does not agree with the alleged claim, Mr. Linsker and LBG have entered into a verbal settlement agreement,  although there can be no assurance such settlement will be finalized.

The Company has no other pending material litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2007, we issued 34,448,000 shares of common stock for net proceeds of $1,614,286 (excluding a stockholder note receivable for $80,000). There were no offering costs associated with the shares we sold for cash in the six months ended September 30, 2007.

During the six months ended September 30, 2007, we issued 4,337,248 shares of common stock for services provided by independent third parties, valued at $765,398 (based on the closing price of our common stock on the respective issuance dates).

During the six months ended September 30, 2007, we issued 620,000 shares of common stock, valued at $126,725 (based on the closing price of our common stock on the respective issuance dates), to certain employees as additional compensation.

During the six months ended September 30, 2007, we issued 1,205,000 shares of common stock in matters related to the Meyers Bridge Loan.  During the six month period, we received $130,000 in the final two fundings under the Bridge Loan and issued 260,000 shares valued at $61,400 to the investors that provided those final two fundings.  We also issued Meyers 65,000 shares valued at $15,350 in association with those two fundings.  Also, in the three months ended September 30, 2007, two of the investors in the Bridge Loan agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital.

 Subsequent to September 30, 2007 and through November 8, 2007, we raised additional equity through the sale of our common stock to accredited investors. We raised $172,100 in cash and a note for $249,000 from the sale of 16,274,902 shares of our common stock.  We also issued 400,000 shares as interest on a short term $60,000 loan from an investor

We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

 On October 12, 2007, stockholders of LBG holding 47,108,000 shares of its common stock, which represented 54.3% of the issued and outstanding shares of the common stock, did by written consent elect Troy Lyndon, Leslie Bocskor and Michael Knox to be all of the directors of LBG. The stockholders also consented to the appointment of KMJ Corbin and Company LLP as the Company’s independent accountants for the fiscal year ended March 31, 2008. LBG did not solicit proxies from its stockholders and mailed stockholders an information statement. No other matters were consented to by the stockholders.

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

Dated: November 19, 2007	LEFT BEHIND GAMES INC.

	By:	/s/ Troy Lyndon
Troy Lyndon, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James B. Frakes
James B. Frakes, Chief Financial Officer
(Principal Financial Officer)