Form 10KSB/A
period 2007-03-31
LEFT BEHIND GAMES INC.
filed 2007-11-20
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $292,190

DOCUMENTS INCORPORATED BY REFERENCE -- Not applicable

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2007, to amend and restate our consolidated financial statements for the fiscal year ended March 31, 2007 related to the revenue recognition methodology for sales of our product.

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

In connection with a routine periodic review by the SEC of our Form 10-KSB for the fiscal year ended March 31, 2007, our management determined that our revenue recognition policies for sales of our product were not appropriate given the limited sales history of our product.  Historically, our revenue recognition policy was to record revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions.  After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, our management determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  Furthermore, as part of the restatement process, we also determined that our largest retail customer had billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue.  In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31, 2007.

A discussion of the restatement and its impact is set forth in Item 6, Management’s Discussion and Analysis or Plan of Operation and in Note 2 to the Consolidated Financial Statements included in this Amendment No. 1 on Form 10-KSB.  Changes have also been made to the following items in this Amendment No. 1 on Form 10-KSB as a result of the restatement:

Part I
•	Item 1. “Description of Business”

Part II
•	Item 6. “Management’s Discussion and Analysis or Plan of Operation”
•	Item 7. “Consolidated Financial Statements and Supplementary Data”
•	Item 8A. “Controls and Procedures”

The Chief Executive Officer and the Chief Financial Officer of the Company have also reissued as part of this Amendment No. 1 on Form 10-KSB the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The reissued certifications are included in this Amendment No. 1 on Form 10-KSB as Exhibits 31.1, 31.2, 32.1 and 32.2.

We also intend to amend our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 as originally filed with the SEC to correct the revenue recognition for sales of our product during that period, and to reflect the restatement of our unaudited quarterly financial information presented within that filing.  We will present the restated statements of operations and cash flows for the December 2006 period in our December 2007 Form 10-QSB.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

—	continued development of our technology;

—	dependence on key personnel;

—	competitive factors;

—	the operation of our business; and

—	general economic conditions.

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

ITEM 1.   DESCRIPTION OF BUSINESS

This Form 10-KSB/A of Left Behind Games Inc. (the “Company,” “LBG,” “we,” “us,” or “our”) reflects the restatement of our consolidated financial statements for the year ended March 31, 2007.

In addition to the description of our business, this Part I includes (i) a description of the process that led to our decision to restate our consolidated financial statements and (ii) an overview of the impact of the restatement on our previously filed financial results with the Securities and Exchange Commission, or the SEC. For a more complete description of the restatement and its impact, see Note 2 to the consolidated financial statements contained in this Form 10-KSB/A.

Restatement

On August 20, 2007, we received a comment letter from the SEC following a periodic review of our filings.  This comment letter largely dealt with our revenue recognition policies, particularly involving the sales of our games to channel partners and direct customers, as well as certain other matters.  The SEC asked us to consider whether we were able to make a reasonable estimate of sales returns and future price concessions during the year ended March 31, 2007 and the three month period ended June 30, 2007 considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and (iii) the competitive conditions in the software industry.

As a result of the SEC’s inquiries, we reviewed all of our distribution channels and concluded that we should revise our revenue recognition policies to the following:

•	For sales to our primary channel partner and largest retail customer, both of which have provided us with sell-through information, recognize revenues under a “sell-through” accounting methodology,
•	For sales to our on-line store customers, recognize revenues after the expiration of the return privilege granted to our on-line customers which allows them to return unopened games for 30 days, and
•
For sales to our Christian bookstore customers and all other customers, recognize revenues based on cash receipts since these customers do not provide us with sell-through information and we may allow product returns from these customers from time to time.

The incoming board of directors unanimously approved management’s recommendations.  As such, with the filing of this report, we are restating our consolidated financial statements for the fiscal year ended March 31, 2007.

Historically, our revenue recognition policy was to record revenue upon shipment to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions, or the “ship-to method.” After further review and analysis, our management determined that the return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate sales returns and future price concessions, especially given the recent introduction of our product and the lack of historical information on which to estimate sales returns and future price concessions.  Since we determined that we could not reasonably estimate sales returns and future price concessions at the time of shipment, we concluded that we were unable to determine that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers, and therefore, revenue for our sales transactions could not be recognized upon shipment to the channel partners or direct customers.

For sales to our primary channel partner and most significant retail customer, we concluded that revenues should have been deferred until the resale of the products to the end customers, or the “sell-through method.”  For sales to our on-line store customers, revenues should have been deferred until such time as the right of return privilege granted to the customers lapsed, which is 30 days from the date of sale.  For sales to our Christian bookstore customers and all other customers, revenues should have been recognized on a cash receipts basis since these customers do not provide us with sell-through information and we may allow product returns from these customers from time to time. The impact on the consolidated financial statements for correcting these matters primarily resulted in recognizing deferred income on shipments until later periods and may in certain cases result in permanent reductions in revenue when revenue was previously recognized upon shipment.

In the future, we intend to continue using the sell-through methodology with our primary channel partners and significant retail customers that provide us with sell-through information.  We also intend to continue recognizing sales for our on-line store after a 30 day period to allow for the right that we have given our on-line customers to return unopened games for 30 days.

Now that we have a year of sales history with our products, we are examining our sales returns and price concessions history with our Christian bookstore customers and all other customers that cannot provide us with sell-through information.  In future periods, we may elect to return to the accrual methodology of recording revenue for those customers upon shipment with reserves based upon our historical results.

During our review and analysis of the above revenue recognition policies, we also determined that our largest retail customer had subsequently billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue.  In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31, 2007.

The adjustments that arose out of the revenue recognition changes described above resulted in a decrease in net revenues of $451,047 for the fiscal year ended March 31, 2007.  That $451,047 reduction combined with the additional $25,000 co-op charge reduced our previously reported net revenues to $292,190, compared to net revenues of $768,237 previously reported.

As a result of this revenue deferral, our cost of sales – product costs were reduced by $294,594 from the previously reported $598,530 to the restated amount of $303,936.

The net impact to our net loss arising out of this restatement was an increase of $181,453, or 0.7%, to $26,265,560, compared to the $26,084,107 loss previously reported for the fiscal year ended March 31, 2007.

The restatement adjustments did not result in any changes to our consolidated cash flows.

See Note 2 to the consolidated financial statements contained in this Form 10-KSB/A for a more complete description of the restatement and the impact.

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

We identified a material weakness in internal control over financial reporting during fiscal year 2007.  If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the price of our common stock.

Management identified a material weakness in our internal controls over financial reporting.  We have not performed an evaluation of internal controls over financial reporting, as we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  If such an evaluation had been performed or when we are required to perform such an evaluation, additional material weaknesses, significant deficiencies and other control deficiencies may have been or may be identified.  Although we are taking measures that we believe will remediate the material weakness, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, significant deficiencies and control deficiencies.

Our independent registered public accounting firm has not been engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting.  Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting.  Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weakness discussed above.  The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Three of our officers or former officers previously deferred a portion of their compensation, which they have the right to convert to the Company’s Common Stock at prices ranging from $0.084 to $1.68 per share. As of March 31, 2007, all three of those officers or former officers elected to convert that deferred compensation into our common stock at the agreed conversion rates as follows:

—	Mr. Lyndon converted $188,542 of deferred compensation into 2,242,441 shares of our common stock.
—	Mr. Frichner converted $266,128 of deferred compensation into 2,721,463 shares of our common stock.
—	Mr. Axelson converted $126,043 of deferred compensation into 938,534 shares of our common stock.

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This document contains statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

—	continued development of our technology;
—	consumer acceptance of our current and future products
—	dependence on key personnel;
—	competitive factors;
—	the operation of our business; and
—	General economic conditions.

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

In connection with a routine periodic review by the SEC of our Form 10-KSB for the fiscal year ended March 31, 2007, our management determined that our revenue recognition policies for sales of our product were not appropriate given the limited sales history of our product.  Historically, our revenue recognition policy was to record revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions.  After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, our management determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  For sales to our primary channel partner and most significant retail customer, revenues should have been deferred until the resale of the products to the end customers, or the “sell-through method.”  For sales to our on-line store customers, revenues should have been deferred until such time as the right of return privilege granted to the customers lapsed, which is 30 days from the date of sale.  For sales to our Christian bookstore customers and all other customers, revenues should have been recognized on a cash receipts basis since these customers do not provide us with sell-through information and we may allow product returns from these customers from time to time. The impact on the consolidated financial statements for correcting these matters primarily resulted in recognizing deferred income on shipments until later periods and in certain cases permanent reductions in revenue when revenue was previously recognized upon shipment.

Furthermore, as part of the restatement process, we also determined that our largest retail customer had billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue.  In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31, 2007.

Consequently, we have restated our consolidated balance sheet as of March 31, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. The following Management’s Discussion and Analysis or Plan of Operation gives effect to the restatement discussed Note 2 in Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 2007 and March 31, 2006

Net Revenues

We recorded net revenues of $292,190 for the fiscal year ended March 31, 2007. Since these were our first revenues, there was no corresponding revenue in the fiscal year ended March 31, 2006. Almost all of these revenues were from the sale of our initial product, a video game named Left Behind: Eternal Forces. The majority of the sales were to major retail chains either directly or through distributors. We also sold our game to the CBA and Inspirational bookstores and over the internet.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $303,936 for the fiscal year ended March 31, 2007. As discussed above, there was no corresponding cost of sales - product costs in the fiscal year ended March 31, 2006. Cost of sales - product costs consists of product costs and inventory-related operational expenses. Cost of sales - product costs also includes an inventory reserve of $25,834.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation to employees and consultants, advertising and public relations expenses associated with our product launch, and other general and administrative expenses.  The following table notes the principal components of our selling, general and administrative expenses in each of the fiscal years:

	Fiscal Year Ended March 31,
	2007	2006	Change
Non-cash payments to consultants	$17,360,804	$6,358,420	$11,002,384
Stock grants to employees	1,865,381	307,500	1,557,881
Advertising and public relations expenditures associated with the launch of our product	1,217,962	100,724	1,117,238
Employee salaries, including payroll taxes	1,564,411	398,965	1,165,446
Communications expense	336,559	47,004	289,555
Insurance expense	164,100	51,780	112,320
Travel and entertainment	295,510	128,736	166,774
All other general & administrative expenses	1,611,629	649,565	962,064
Total selling, general & administrative expenses	$24,416,356	$8,042,694	$16,373,662

Selling, general and administrative expenses were $24,416,356 for the fiscal year ended March 31, 2007, compared to $8,042,694 for the fiscal year ended March 31, 2006, an increase of $16,373,662 or 204%.  Selling, general and administrative expenses represented approximately 91% of our overall costs and expenses in the fiscal year ended March 31, 2007 compared to 93% in the fiscal year ended March 31, 2006.

Many of these selling, general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the fiscal years ended March 31, 2007 and 2006, we recorded expenses relating to these non-cash payments to consultants, including amortization of prepaid consulting expenses, of $17,360,804 and $6,358,420, respectively. This represented an $11,002,384 increase during the year ended March 31, 2007. During the fiscal years ended March 31, 2007 and 2006, we also issued shares of common stock to our employees, valued at approximately $1,865,381 and $307,500, respectively, an increase of $1,557,881. The overall increase in non-cash charges attributable to stock-based compensation to consultants and employees was $12,560,265.

Other significant factors contributing to the increase in selling, general and administrative expenses were advertising and public relations expenditures associated with the launch of our initial product. Our advertising and marketing expenses for the fiscal year ended March 31, 2007 were $1,217,962, a $1,117,238 increase over the $100,724 in advertising and marketing expenses that we recorded for the fiscal year ended March 31, 2006.

The remainder of the increase was due to a variety of factors, including increases in salaries and related costs of $1,165,446 due to the hiring of additional employees, and increases in other general and administrative expenses due to the increase in expenditures due to the launch of our product during the third quarter of fiscal 2007.

Product Development Expenses

Product development expenses were $1,209,154 for the fiscal year ended March 31, 2007, compared to $568,001 for the fiscal year ended March 31, 2006, an increase of $641,153 or 113%. These increases are directly attributable to the growth of our development team and in consulting fees from outside contractors involved in game development and testing.

Net Loss

We reported a net loss of $26,265,560 for the fiscal year ended March 31, 2007, compared to a net loss of $8,608,526 for the fiscal year ended March 31, 2006, resulting in an increased loss of $17,657,034. In addition, our accumulated deficit at March 31, 2007 totaled $35,812,713. These increases are attributable primarily to the factors discussed above. As noted above, $19,226,185, or 73%, of the net loss for the fiscal year ended March 31, 2007 arose from the issuance of our common stock to consultants and employees, which were non-cash charges.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 we had $14,965 of cash compared to $393,433 at March 31, 2006, a decrease of $378,468. At March 31, 2007, we had a working capital deficit of $1,798,341 compared to a working capital position of $3,019,786 at March 31, 2006.

Operating Activities

For the fiscal years ended March 31, 2007 and 2006, net cash used in operating activities was $5,115,073 and $1,552,572, respectively. The $3,562,501 increase in cash used in our operating activities was primarily due to the increase in our general and administrative expenses and research and development expenses as we neared the market launch of our first product. The net losses for the fiscal years ended March 31, 2007 and 2006 were $26,265,560 and $8,608,526, respectively, an increase of $17,657,034.

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

Going Concern

As of the fiscal year ended March 31, 2007, we have started to generate revenue, and through March 31, 2007 have incurred net losses of $35,812,713 and have had negative cash flows from operations of $6,886,863 from our inception through March 31, 2007. Following the launch of our product, we significantly downsized both our domestic and contracted international workers in order to reduce our ongoing cash expenditures. We also built up a significant level of accounts payable due to the expenses associated with our product launch.

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

After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, we determined that return privileges and price protection rights granted to our customers impact our ability to reasonably estimate sales returns and future price concessions, and therefore, we are unable to conclude that our sales arrangements have a fixed and determinable price at the time our inventory is shipped to customers.  As a result, our revenue recognition policies are as follows.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the year ended March 31, 2007, we recorded a total of $125,766 under such types of arrangements.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-15. In the Company’s initial Annual Report on Form 10-KSB for the year ended March 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information  required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are also effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure. As a result of this restatement, our Chief Executive Officer and Chief Financial Officer re-evaluated their previous conclusion and have now concluded that, as of the end of such period, the Company’s disclosure controls and procedures covered by this report were not effective as a result of a material weakness in internal controls as of March 31, 2007, as discussed below.

Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB/A fairly present in all material respects the Company's financial condition, results of operations and cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Effect of Restatement on Disclosure Controls

As disclosed in our Form 8-K dated November 19, 2007, our incoming Board of Directors authorized us to amend and restate our consolidated financial statements and other financial information for the year ended March 31, 2007, and the quarters ended December 31, 2006 and June 30, 2007, after concluding that our former revenue recognition policies for sales of our product were not appropriate given the limited sales history of our products. See Note 2 to the consolidated financial statements included in this report for more information.

In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of these matters on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended March 31, 2007.  The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of March 31, 2007:

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

Changes in Internal Control over Financial Reporting

In order to address and correct the material weakness identified above, management is currently in the process of reviewing and improving its revenue recognition procedures, documentation, and the surrounding internal controls.  There were no other changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Deferred Compensation

Three of our officers or former officers previously deferred a portion of their compensation, which they have the right to convert to the company’s Common Stock at prices ranging from $0.084 to $1.68 per share. All three of those officers or former officers elected to convert that deferred compensation into our common stock at the agreed conversion rates as follows:

—	Mr. Lyndon converted $188,542 of deferred compensation into 2,242,441 shares of our common stock.
—	Mr. Frichner converted $266,128 of deferred compensation into 2,721,463 shares of our common stock.
—	Mr. Axelson converted $126,043 of deferred compensation into 938,534 shares of our common stock.

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

Name and Principal Position	Year	Salary		Stock Awards (3)	All Other Compensation		Total
Troy A. Lyndon	2007	$150,000		$--	41,739	(1)	$191,739
Chairman and Chief Executive Officer	2006	120,973
	2005	71,944

Jeffrey S. Frichner	2007	$143,800		--	49,729	(2)	$193,529
Former President	2006	126,878
	2005	110,792

James B. Frakes	2007	$71,564	*	$131,475	--		$203,039
Chief Financial Officer

Kevin Hoekman	2007	$108,992	*	$554,000	--		$662,992
Senior Producer

David Klein	2007	$88,846	*	$355,500	--		$444,346
Former Senior Vice President
______________________
(1)	Includes $31,000 paid as board attendance fees and $10,739 as automobile related compensation.
(2)	Includes $31,000 paid as board attendance fees and $18,729 as automobile related compensation.
Frichner resigned as President in June 2007.
(3)	Stock grants are valued as of the grant date.
*	Frakes, Hoekman and Klein were all for partial years. Klein resigned on April 2007.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about the beneficial ownership of our voting securities as of July 12, 2007 by:

—	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our voting securities;

—	each of our directors and named executive officers;

—	all directors and executive officers as a group.

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

LEFT BEHIND GAMES INC.
(Registrant)

November 19, 2007	By:	/s/ James B. Frakes
James B. Frakes
(Duly Authorized Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

November 19, 2007	/s/ TROY A. LYNDON	Chairman, Chief Executive Officer, and Director
	(Troy A. Lyndon)	(Principal Executive Officer)

November 19, 2007	/s/ JAMES B. FRAKES	Chief Financial Officer
	(James B. Frakes)	(Principal Accounting Officer and Principal Financial Officer)

November 19, 2007	/s/ MICHAEL KNOX	Incoming Director
(Michael Knox)

November 19, 2007	/s/ LESLIE BOCSKOR	Incoming Director
(Leslie Bocskor)

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

As discussed in Note 2, the Company’s consolidated financial statements as of March 31, 2007 and for the year then ended have been restated.

/s/ KMJ Corbin and Company LLP

Irvine, California
July 16, 2007  (November 19, 2007 as to the effects of the restatement discussed in Note 2)

LEFT BEHIND GAMES INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2007	2006
ASSETS	(Restated)
	(See Note 2)
CURRENT ASSETS:
Cash	$14,965	$393,433
Accounts receivable, net of allowance for doubtful accounts of $68,825	862,621	--
Inventories	394,605	--
Debt issuance costs	359,133	--
Prepaid royalties	--	250,000
Prepaid consulting	--	3,515,000
Other prepaid expenses and current assets	38,846	4,411
Total current assets	1,670,170	4,162,844

Property and equipment, net	368,313	42,085
Intangible assets, net	43,441	36,329
Other assets	52,373	3,439
	$2,134,297	$4,244,697

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,039,672	$296,222
Royalty payable to related party	250,000	150,000
Advances from related parties	73,000	--
Notes payable	395,056	--
Deferred salaries	--	696,836
Deferred income – product sales	555,845	--
Deferred revenue	100,323	--
Total current liabilities	3,413,896	1,143,058

Deferred rent	5,257	--

Total liabilities	3,419,153	1,143,058

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 35,904,898 and 15,298,658 shares issued and outstanding as of March 31, 2007 and March 31, 2006, respectively	35,842	15,299
Additional paid-in-capital	34,488,429	12,729,907
Stockholder note receivables	--	(100,000)
Accumulated deficit	(35,812,713)	(9,547,153)
Total stockholders' equity (deficit)	(1,284,856)	3,101,639
	$2,134,297	$4,244,697

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2007	2006
	(Restated)
	(See Note 2)
Net revenues	$292,190	$--

Costs and expenses:
Cost of sales - product costs	303,936	--
Cost of sales - intellectual property licenses	552,326	--
Selling, general and administrative	24,416,356	8,042,694
Product development	1,209,154	568,001

Total costs and expenses	26,481,772	8,610,695

Operating loss	(26,189,582)	(8,610,695)

Other income (expense):
Interest expense	(77,526)	-
Other income	2,348	2,969
Total other income (expense), net	(75,178)	2,969

Loss before provision for income taxes	(26,264,760)	(8,607,726)
Provision for income taxes	800	800

Net loss	$(26,265,560)	$(8,608,526)

Net loss available to common stockholders per common share:
Basic and diluted	$(1.25)	$(0.85)

Weighted average common shares outstanding:
Basic and diluted	21,069,797	10,136,250

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended March 31, 2007 and March 31, 2006

	Preferred Series A		Common Stock
					Additional
					Paid-in	Stockholder	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, March 31, 2005	2,151,747	$2,152	6,885,592	$6,887	$844,410	$-	$(938,627)	$(85,178)

Issuance of common stock for cash, net of offering costs	-	-	1,276,975	1,277	1,648,223	-	-	1,649,500
Issuance of common stock to employees for services	-	-	206,219	206	307,294	-	-	307,500
Issuance of common stock to consultants for services	-	-	4,987,908	4,988	7,433,355	-	-	7,438,343
Issuance of preferred stock to consultants for services	1,434,498	1,434	-	-	2,398,566	-	-	2,400,000

Issuance of common stock in exchange for note receivable	-	-	59,771	59	99,941	(100,000)	-	-

Common stock issued in reverse merger with Bonanza Gold in February 2006	-	-	1,882,204	1,882	(1,882)	-	-	-
Net loss	-	-	-	-	-	-	(8,608,526)	(8,608,526)

Balance, March 31, 2006	3,586,245	$3,586	15,298,669	$15,299	$12,729,907	$(100,000)	$(9,547,153)	$3,101,639

Issuance of common stock for cash, net of offering costs of $426,686	-	-	4,917,009	5,168	5,260,949	-	-	5,266,117
Offset to note payable to related party	-	-	-	-	(50,000)	-	-	(50,000)

Issuance of common stock pursuant to bridge loan	-	-	880,000	880	402,120	-	-	403,000
Issuance of common stock to employees	-	-	576,666	577	1,864,804	-	-	1,865,381
Issuance of common stock to consultants	-	-	8,389,887	8,116	13,805,688	-	-	13,813.804
Cancellation of stockholder note receivable	-	-	(59,771)	(100)	(99,900)	100,000	-	-

Issuance of common stock for conversion of accrued salaries	-	-	5,902,438	5,902	574,811	-	-	580,713

Sale of stock warrants	-	-	-	-	50	-	-	50
Net loss (restated)	-	-	-	-	-	-	(26,265,560)	(26,265,560)

Balance, March 31, 2007 (restated)	3,586,245	$3,586	35,904,898	$35,842	$34,488,429	$-	$(35,812,713)	$(1,284,856)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2007	2006
	(Restated)
	(See Note 2)
Cash flows from operating activities:
Net loss	$(26,265,560)	$(8,608,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,574	9,366
Loss on disposal of assets	3,970	--
Provision for bad debts	68,825	--
Provision for inventory reserve	25,834	--
Gain on forfeiture of deferred compensation	(118,050)	--
Impairment loss on license	60,000	--
Estimated fair value of common stock issued to consultants for services	17,360,804	6,358,420
Estimated fair value of common stock issued to employees and directors for services	1,865,381	307,500

Changes in operating assets and liabilities:
Accounts receivable	(931,446)	--
Inventories	(420,439)	--
Prepaid expenses and other current assets	565	1,449
Other assets and prepaid royalties	539,668	(3,439)
Accounts payable and accrued expenses	1,743,450	204,031
Deferred revenue	100,323	--
Deferred income – product sales	555,845	--
Deferred rent	5,257	--
Deferred salaries	1,926	178,627
Net cash used in operating activities	(5,115,073)	(1,552,572)

Cash flows from investing activities:
Payments for trademarks and prepaid royalties	(433,088)	(31,996)
Purchases of property and equipment	(413,530)	(37,473)
Net cash used in investing activities	(846,618)	(69,469)

Cash flows from financing activities:
Debt issuance costs	(41,000)	--
Borrowings from related party	23,000	--
Contributed capital for settlement of consulting agreements	--	150,000
Borrowings under notes payable	408,284	--
Principal payments under notes payable	(73,228)	--
Sale of stock warrants	50	--
Proceeds from issuance of common stock, net of issuance costs	5,266,117	1,649,500
Net cash provided by financing activities	5,583,223	1,799,500
Net (decrease) increase in cash	(378,468)	177,459
Cash at beginning of year	393,433	215,974
Cash at end of year	$14,965	$393,433

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Year Ended March 31,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the year for:

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

White Beacon, Inc., a Delaware Corporation (“White Beacon”), an entity beneficially owned and controlled by Troy Lyndon, our chief executive officer and Jeffrey Frichner, our former president, holds an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the “LEFT BEHIND SERIES” of novels published by Tyndale. White Beacon has granted us a sublicense (the “Sublicense”) to exploit the rights and fulfill the obligations of White Beacon under the License (see Note 8).

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

In connection with a routine periodic review by the U.S. Securities and Exchange Commision (the "SEC") of our Form 10-KSB for the fiscal year ended March 31, 2007, our management determined that our revenue recognition policies for sales of our product were not appropriate given the limited sales history of our product.  Historically, our revenue recognition policy was to record revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions.  After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, our management determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  For sales to our primary channel partner and most significant retail customer, revenues should have been deferred until the resale of the products to the end customers, or the “sell-through method.”  For sales to our on-line store customers, revenues should have been deferred until such time as the right of return privilege granted to the customers lapsed, which is 30 days from the date of sale.  For sales to our Christian bookstore customers and all other customers, revenues should have been recognized on a cash receipts basis since these customers do not provide us with sell-through information and we may allow product returns from these customers from time to time. The impact on the consolidated financial statements for correcting these matters primarily resulted in recognizing deferred income on shipments until later periods and in certain cases permanent reductions in revenue when revenue was previously recognized upon shipment.

Furthermore, as part of the restatement process, we also determined that our largest retail customer had billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue.  In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31, 2007.

The following table presents the effects of the restatement adjustments on the accompanying consolidated financial statements as of and for the year ended March 31, 2007:

	As Previously
	Reported	Restated	Net Adjustment
Consolidated Statement of Operations
Net revenues	$768,237	$292,190	$(476,047)
Cost of sales – product costs	598,530	303,936	(294,594)
Total costs and expenses	26,776,366	26,481,772	294,594
Operating loss	(26,008,129)	(26,189,582)	(181,453)
Loss before provision for income taxes	(26,083,307)	(26,264,760)	(181,453)
Net loss	$(26,084,107)	$(26,265,560)	$(181,453)

Net loss per common share — basic and diluted	$(1.24)	$(1.25)	$(0.01)

	As Previously
	Reported	Restated	Net Adjustment
Consolidated Balance Sheet
Accounts receivable, net	$502,660	$862,621	$359,961
Inventories	$380,174	$394,605	$14,431
Total current assets	$1,295,778	$1,670,170	$374,392
Total assets	$1,759,905	$2,134,297	$374,392
Deferred income – product sales	$—	$555,845	$555,845
Total current liabilities	$2,858,051	$3,413,896	$555,845
Total liabilities	$2,863,308	$3,419,153	$555,845
Accumulated deficit	$(35,631,260)	$(35,812,713)	$(181,453)
Total stockholders' deficit	$(1,103,403)	$(1,284,856)	$(181,453)
Total liabilities and stockholders’ equity	$1,759,905	$2,134,297	$374,392

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	(5,115,073)	(5,115,073)	--
Net cash used in investing activities	(846,618)	(846,618)	--
Increase in cash and cash equivalents	5,583,223	5,583,223	--

The revenue restatement adjustments primarily resulted in revenue being deferred and recognized in subsequent periods.  The revenue restatement adjustments had a corresponding impact to cost of sales and relate principally to the same major reasons for which revenue was adjusted. The reasons for the revenue and cost of sales adjustments and the impact on net loss include the following:

		Net sales	Cost of sales	Gross Profit
Reasons for Adjustments
Impact from change in revenue recognition methodology	(a)	$(451,047)	$(294,594)	$(156,453)
Recognition of additional co-op sales arrangement with a large retail customer	(b)	(25,000)	--	(25,000)
Total adjustments		$(476,047)	$(294,594)	$(181,453)

(a)
Sales from distributors were deferred and will be recognized in subsequent periods due to converting from the ship-to basis of accounting for revenue to other methodologies (See Note 3 – “Revenue Recognition”).

(b)	Represents the recognition of a $25,000 co-op advertising charge by a large retail customer that was presented by that customer following its year end audit.

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Assets

License and Sublicense Agreements

The cost of the License and Sublicense agreements are amortized on a straight-line basis over their related terms (see Notes 7 and 8). In the year ended March 31, 2007, we determined that $60,000 paid under a technology license was impaired since we concluded that we were not going to license that technology. As a result, we wrote off $60,000 related to the technology license which is included in research and development expense for the year ended March 31, 2007.

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

After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, we determined that return privileges and price protection rights granted to our customers impact our ability to reasonably estimate sales returns and future price concessions, and therefore, we are unable to conclude that our sales arrangements have a fixed and determinable price at the time our inventory is shipped to customers.  As a result, our revenue recognition policies are as follows.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the year ended March 31, 2007, we recorded a total of $125,766 (restated) under such types of arrangements.

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

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $26,265,560 (restated) and $8,608,526 during the years ended March 31, 2007 and 2006, respectively, and had an accumulated deficit of $35,812,713 (restated) at March 31, 2007. In addition, we used cash in our operations of $5,115,073 and $1,552,572 during the years ended March 31, 2007 and 2006, respectively.

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

NOTE 5 - INVENTORIES

Inventories consisted of the following at March 31, 2007 (restated):

2007
Raw Materials	$318,623
Finished Goods	75,982
Total Inventories	$394,605

There were no inventories at March 31, 2006.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007 and 2006:

	2007	2006

Office furniture and equipment	$66,985	$6,304
Leasehold improvements	187,413	2,071
Computer equipment	205,756	43,073
	460,154	51,448

Less accumulated depreciation	(91,841)	(9,363)

	$368,313	$42,085

Depreciation expense for the year ended March 31, 2007 and 2006 was $83,332 and $7,962, respectively.

NOTE 7 - INTANGIBLE ASSETS

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

Amortization expense related to the Sublicense agreement was $3,819 and $1,404 for the years ended March 31, 2007 and 2006, respectively. Sublicense agreement is fully amortized at March 31, 2007. Trademarks are amortized on a straight-line basis over their lives. The estimated amortization expense of the trademarks is as follows:

Fiscal Year Ending March 31,	Amount
2007	$2,766
2008	2,766
2009	2,766
2010	2,766
2011	2,766

NOTE 8 - RELATED PARTY TRANSACTIONS

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

NOTE 9 - CONVERTIBLE DEFERRED SALARIES

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

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following for the years ended March 31:

	2007	2006
Current:	(restated)
Federal	$-	$-
State	800	800
	800	800

Deferred:
Federal	2,302,000	623,000
State	486,000	106,000
	2,788,000	729,000
Less change in valuation allowance	(2,788,000)	(729,000)
	-	-
	$800	$800

No current provision for federal income tax is required for the years ended March 31, 2007 and 2006, since the Company incurred net operating losses through March 31, 2007.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:	(restated)
Net operating loss carryforwards	$3,522,000	$826,000
Deferred salaries	17,000	277,000
Allowance for doubtful accounts	28,000	--
Deferred rent	2,000	--
Depreciable and amortizable assets	28,000	--
Inventory reserves	10,000	--
Unearned revenue	284,000	--
	3,891,000	1,103,000
Less valuation allowance	(3,891,000)	(1,103,000)

Net deferred tax assets	$--	$--

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

The provision for income taxes for both fiscal 2007 and 2006 was $800, respectively, and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	2007	2006
	(restated)
Computed tax benefit at federal statutory rate	$(8,949,000)	$(2,927,000)
State income tax benefit, net of federal effect	500	(495,000)
Increase in valuation allowance	2,788,000	729,000
Non-deductible stock compensation	6,537,000	2,690,900
Other	(375,700)	2,900
	$800	$800

As of March 31, 2007, the Company had net operating loss carryforwards of approximately $8,700,000 (restated) and $8,500,000 (restated) available to offset future taxable Federal and state income, respectively. The Federal and state net operating loss carryforwards expire at various dates through 2027 and 2017, respectively.

Section 382 of the Internal Revenue Code may limit utilization of the Company’s federal and California net operating loss carryforwards upon any change in control of the Company.

NOTE 11 - STOCKHOLDERS’ EQUITY

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

During the fiscal year ended March 31, 2007, we issued 4,917,009 shares of common stock for net proceeds of $5,266,117. Related to the proceeds we incurred offering costs of cash commissions of $426,686, shares of common stock valued at $94,200; and 174,738 warrants valued at $287,296 (See Note 12).

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

During the year ended March 31, 2007, we issued 5,902,438 shares of common stock valued at $580,713 to officers upon conversion of deferred salaries liabilities (See Note 9).

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

NOTE 12 - STOCK WARRANTS

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

The following table represents a summary of the warrants outstanding at March 31, 2007 and 2006 and changes during the years then ended:

	2006		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	--	$--	--	--
Issued	--	--	224,738	$2.07
Expired/forfeited	--	--	(50,000)	$1.50
Exercised	--	--	--	--

Outstanding and exercisable, end of year	--	--	174,738	$2.23

Weighted average fair value of warrants issued		$--		$2.86

The following table summarizes information about warrants outstanding at March 31, 2007:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$2.25	172,592	2.17
$0.50	2,146	2.76
	174,738

The outstanding warrants at March 31, 2007 are immediately exercisable.

LEFT BEHIND GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2007 and 2006

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Music Licenses

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.  We have calculated and accrued the amount due to this licensor as of March 31, 2007 and recorded that provision for licensing fees to cost of goods sold. In May 2007, this arrangement was subsequently modified to $0.025 for the master license and $0.025 for the performance license (see Note 17 - Subsequent Events). We have accrued license fees relating to this arrangement of approximately $47,000, of which $25,000 has been paid, and charged that expense to our cost of sales during the year ended March 31, 2007.

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

NOTE 14 - NOTES PAYABLE

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

In March 2007, we borrowed $50,000 under a short term loan arrangement from an investor through Southpointe Financial, an affiliate, a mortgage broker that is partially owned by one of our directors. We repaid the loan plus an agreed $10,000 in financing charges on April 5, 2007. We also issued 100,000 shares of our common stock to the director who arranged and personally guaranteed the short term loan. These shares were valued at $32,500 based on the closing price of our stock on that date and that amount was charged to expense.

NOTE 15 - DEFERRED REVENUES

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

NOTE 16 - BRIDGE LOAN

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

NOTE 17 - SUBSEQUENT EVENTS

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

We also received approximately $130,000 in further gross proceeds under the Bridge Loan with Meyers (see Note 16). We issued 260,000 shares of common stock to the investors and 66,000 shares of common stock to Meyers as part of that bridge financing. We also paid Meyers cash commissions of $16,900 on this incremental financing amount.

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