Form 10QSB/A
period 2007-06-30
LEFT BEHIND GAMES INC.
filed 2007-11-27
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2007, to amend and restate our condensed consolidated financial statements for the three months ended June 30, 2007 related to the revenue recognition methodology for sales of our product.

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

A discussion of the restatement and its impact is set forth in Item 2, Management’s Discussion and Analysis or Plan of Operation and in Note 2 to the Condensed Consolidated Financial Statements included in this Amendment No. 1 on Form 10-QSB.  Changes have also been made to Item 3, Controls and Procedures, in this Amendment No. 1 on Form 10-QSB as a result of the restatement:

The Chief Executive Officer and the Chief Financial Officer of the Company have also reissued as part of this Amendment No. 1 on Form 10-QSB the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The reissued certifications are included in this Amendment No. 1 on Form 10-QSB as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part I - Financial Information

Item 1. Financial Statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED BALANCE SHEET

(Restated) (See Note 2)
June 30,
2007
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$10,627
Accounts receivable, net	548,742
Inventories	369,858
Debt issuance costs	334,044
Prepaid expenses and other current assets	53,742
Total current assets	1,317,013

Property and equipment, net	336,210
Intangible assets, net	48,402
Other assets	52,373
$1,753,998
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,983,132
Royalty payable to related party	250,000
Advances from related party	50,000
Notes payable	455,333
Deferred income – product sales	205,593
Deferred revenue	100,323
Total current liabilities	3,044,381

Deferred rent	6,690

Total liabilities	3,051,071

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,724,847 and 35,904,898 shares issued and outstanding as of June 30, 2007 and March 31, 2007, respectively	46,662
Additional paid-in-capital	35,805,841
Stockholder note receivable	(25,000)
Accumulated deficit	(37,128,162)
Total stockholders' deficit	(1,297,073)
$1,753,998
See accompanying notes to the condensed consolidated financial statements.

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,
	2007	2006
	(Restated) (See Note 2)
Net revenues	$114,702	$-

Costs and expenses:
Cost of sales - product costs	74,445	-
General and administrative	1,108,678	2,431,352
Product development	103,002	188,701

Total costs and expenses	1,286,125	2,620,053

Operating loss	(1,171,423)	(2,620,053)

Other (expense) income:
Interest expense	(140,239)	--
Other income (expense)	(1,387)	39
Total other (expense) income, net	(141,626)	39

Loss before provision for income taxes	(1,313,049)	(2,620,014)
Provision for income taxes	2,400	800

Net loss	$(1,315,449)	$(2,620,814)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.03)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	41,593,313	15,766,945

See accompanying notes to the condensed consolidated financial statements.

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended June 30,
	2007	2006
	(Restated) (See Note 2)	(Restated) (See Note 2)
Cash flows from operating activities:
Net loss	$(1,315,449)	$(2,620,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,405	10,394
Amortization of debt issuance costs	118,739	--
Loss on disposal of assets	1,387	--
Estimated fair value of common stock issued to consultants for services	249,357	1,482,082
Estimated fair value of common stock issued to employees and directors for services	93,325	45,000
Changes in operating assets and liabilities:
Accounts receivable	313,879
Inventories	24,747
Prepaid expenses and other current assets	(14,896)	(3,330)
Other assets	--	(45,270)
Accounts payable and accrued expenses	(55,100)	141,698
Deferred rent	1,433	--
Deferred income – product sales	(350,252)	--
Deferred salaries	--	6,000
Net cash used in operating activities	(902,425)	(984,240)

Cash flows from investing activities:
Payments for trademarks	(6,090)	(36,740)
Purchases of property and equipment	--	(117,169)
Net cash used in investing activities	(6,090)	(153,909)

Cash flows from financing activities:
Payment of debt issuance costs	(16,900)	--
Borrowings under notes payable	130,000	--
Principal payments under notes payable	(69,723)	--
Payments on advances from related party	(23,000)	--
Proceeds from issuance of common stock, net of issuance costs	883,800	791,298
Net cash provided by financing activities	904,177	791,298
Net decrease in cash	(4,338)	(346,851)
Cash at beginning of period	14,965	393,433
Cash at end of period	$10,627	$46,582

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

NOTE 2  - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the effects of the restatement adjustments on the condensed consolidated financial statements for the three months ended June 30, 2007:

	As Previously
	Reported	Restated	Net Adjustment

Condensed Consolidated Statement of Operations
Net revenues	$56,815	$114,702	$57,887
Cost of sales – product costs	20,652	74,445	53,793
Total costs and expenses	1,232,332	1,286,125	53,793
Operating loss	(1,175,517)	(1,171,423)	4,094
Loss before provision for income taxes	(1,317,143)	(1,313,049)	4,094
Net loss	$(1,319,543)	$(1,315,449)	$4,094
Net loss per common share — basic and diluted	$(0.03)	$(0.03)	$—

	As Previously Reported	Restated	Net Adjustment
Condensed Consolidated Balance Sheet
Accounts receivable, net	$523,888	$548,742	$24,854
Inventories	366,478	369,858	3,380
Current Assets	1,288,779	1,317,013	28,234
Total Assets	1,725,764	1,753,998	28,234
Deferred income - product sales	--	205,593	205,593
Current Liabilities	2,838,788	3,044,381	205,593
Total Liabilities	2,845,478	3,051,071	205,593
Accumulated deficit	(36,950,803)	(37,128,162)	(177,359)
Total stockholders' deficit	(1,119,714)	(1,297,073)	(177,359)
Liabilities and stockholders' deficit	$1,725,764	$1,753,998	$28,234

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(902,425)	$(902,425)	$--
Net cash used in investing activities	(6,090)	(6,090)	--
Net cash provided by financing activities	904,177	904,177	--

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

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Customer Concentrations

During the three months ended June 30, 2007, one customer accounted  43% of our net revenues and another customer accounted for 19% of our net revenues.  At June 30, 2007, we had accounts receivable balances of $405,899 with our primary distributor and $83,541 with our largest direct retail customer.

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but incurred a net loss of $1,315,449 for the three months ended June 30, 2007, and have an accumulated deficit totaling $37,128,162 as of June 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities and debt instruments. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of LBG to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE 5 - INVENTORIES

Inventories consisted of the following at June 30, 2007:

June 30, 2007
Raw Materials	$319,950
Finished Goods	49,908
Total Inventories	$369,858

NOTE 6- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007:

June 30, 2007
Office furniture and equipment	$66,985
Leasehold improvements	187,413
Computer equipment	201,794
456,192

Less accumulated depreciation	(119,982)

$336,210

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three month periods ended June 30, 2007 and 2006 was $28,147 and $10,043, respectively.

NOTE 7- RELATED PARTY TRANSACTIONS

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At various times between December 2006 and March 2007, several of our officers and a former officer advanced us funds to help us with our working capital requirements. These advances were non-interest bearing. During the three months ended June 30, 2007, we repaid the remaining $23,000 of such advances to one of our former officers.

NOTE 8- STOCKHOLDERS’ EQUITY

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

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 NOTES PAYABLE

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

As of June 30, 2007, we received $386,600 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we will need to repay to the investors is $450,000. That amount was later reduced to $340,000 due to partial conversions to equity (see Note 13 - Subsequent Events). During the three months ended June 30, 2007, we recorded $10,701 of interest expense related to the agreed ten percent interest rate under the Bridge Loan. Through June 30, 2007, we have paid Meyers cash commissions of $57,900 on the amount funded, of which $16,900 was paid during the three months ended June 30, 2007. These commissions were recorded to debt issuance costs and are being amortized over the one year term of the Bridge Loan.

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

LEFT BEHIND GAMES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In three months ended June 2007, we paid off $23,000 that we owed to a former executive which we borrowed under an informal, non-interest bearing arrangement (see Note 7- Related Party Transactions).

In March 2007, we borrowed $50,000 under a short term loan arrangement from an investor through Southpointe Financial, an affiliate, a mortgage broker that is partially controlled by one of our directors. We repaid the loan plus an agreed $10,000 in financing charges on April 5, 2007, which was recorded as interest expense in the three months ended June 30, 2007.

NOTE 11- DEFERRED REVENUES

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

NOTE 12  - DEFERRED INCOME – PRODUCT SALES

Under our sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our distributor or our largest retail customer to their end customers, we recognize previously deferred revenue as revenue and cost of sales – product costs.  At June 30, 2007, we had $205,593 of deferred income – product sales.

NOTE 13 - SUBSEQUENT EVENTS

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

As part of this Report on Form 10-QSB, we have restated our consolidated statements of operations and cash flows for the three months ended June 30, 2007 to reflect the effect of the restatement for the three month period ended June 30, 2007, The following Management's Discussion and Analysis or Plan of Operation gives effect to the restatement discussed in Note 2 in Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

Revenues

We recorded net revenues of $114,702 for the three months ended June 30, 2007. There was no corresponding revenue for the three months ended June 30, 2006. All of these revenues were from the sale of our initial product, a video game named Left Behind: Eternal Forces. The majority of the sales were to major retail chains either directly or through distributors. We also sold our game to Christian bookstores and over the internet.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $74,445 for the three months ended June 30, 2007. As discussed above, there was no corresponding cost of sales for productsd sold in the three months ended June 30, 2006. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Selling, General and Administrative Expenses

Selling, General and administrative expenses were $1,108,678 for the three months ended June 30, 2007, compared to $2,431,352 for the three months ended June 30, 2006, a decrease of $1,322,674 or 54%.

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

Net Loss

As a result of the above factors, we reported a net loss of $1,315,449 for the three months ended June 30, 2007, compared to a net loss of $2,620,814 for the three months ended June 30, 2006, resulting in a reduced loss of $1,305,365. In addition, our accumulated deficit at June 30, 2007 totaled $37,128,162.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 we had $10,627 of cash compared to $14,965 at March 31, 2007, a decrease of $4,338. At June 30, 2007, we had a working capital deficit of $1,727,368 compared to a working capital deficit of $1,743,726 at March 31, 2007.

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

Going Concern

As of the fiscal year ended March 31, 2007, we started to generate revenue, and from inception through June 30, 2007 have incurred net losses of $37,128,162 and have had negative cash flows from operations of $7,789,288 from our inception through June 30, 2007. Following the launch of our product, we significantly downsized both our domestic and contracted international workers in order to reduce our ongoing cash expenditures. We also built up a significant level of accounts payable due to the expenses associated with our product launch.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in internal controls, as discussed below.

Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Report on Form 10-QSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the three months ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Effect of Restatement on Disclosure Controls

As disclosed in our Form l0-KSB/A for the year ended March 31,2007, our incoming Board of Directors authorized us to amend and restate our consolidated financial statements and other financial information for the year ended March 31,2007, and the quarters ended December 31, 2006 and June 30, 2007, after concluding that our former revenue recognition policies for sales of our product were not appropriate given the limited sales history of our products. See Note 2 to the unaudited condensed consolidated financial statements included in this report for more information

In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of these matters on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB for the three months ended June 30, 2007. The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of June 30, 2007:

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

Changes in Internal Control over Financial Reporting

In order to address and correct the material weakness identified above, management is currently in the process of reviewing and improving its revenue recognition procedures, documentation, and the surrounding internal controls. There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 27, 2007

By: /s/ Troy Lyndon
Troy Lyndon, Chief Executive Officer
 (Principal Executive Officer)

By: /s/ James B. Frakes
James B. Frakes, Chief Financial Officer
(Principal Financial Officer)