Form 10QSB
period 2007-12-31
LEFT BEHIND GAMES INC.
filed 2008-02-19
CIK 13055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

Commission File No. 000-50603

LEFT BEHIND GAMES INC.
 (Exact name of registrant as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
25060 Hancock Avenue Suite 103 Box 110
Murrieta, California 92562
(Address of principal executive offices)

(951) 894-6597
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of February 14, 2008, the Registrant had 127,540,382 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Restated) (See Note 2)
	December 31,	March 31,
	2007	2007
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$6,112	$14,965
Accounts receivable, net	1,019,297	862,621
Inventories	365,607	394,605
Debt issuance costs	79,910	359,133
Prepaid expenses and other current assets	102,245	38,846
Total current assets	1,573,171	1,670,170

Property and equipment, net	278,054	368,313
Intangible assets, net	49,623	43,441
Other assets	52,372	52,373
	$1,953,220	$2,134,297

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,217,972	$2,039,672
Royalty payable to related party	250,000	250,000
Advances from related party	38,879	73,000
Notes payable	547,079	395,056
Deferred income – product sales	624,424	555,845
Deferred revenue	100,323	100,323
Total current liabilities	3,778,677	3,413,896

Deferred rent	8,142	5,257

Total liabilities	3,786,819	3,419,153

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 93,338,293 and 35,904,898 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively	93,279	35,842
Additional paid-in-capital	37,796,916	34,488,429
Stockholder note receivable	(70,000)	--
Accumulated deficit	(39,657,380)	(35,812,713)
Total stockholders' deficit	(1,833,599)	(1,284,856)
	$1,953,220	$2,134,297

See accompanying notes to the condensed consolidated financial statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
		(RESTATED)		(RESTATED)
Net revenues	$29,938	$237,988	$171,201	$237,988

Costs and expenses:
Cost of sales - product costs	55,135	238,817	138,965	238,817
Cost of sales – intellectual property licenses	1,338	241,480	1,338	241,480
Selling, general and administrative	909,641	3,788,543	3,104,448	20,825,182
Product development	39,819	494,212	226,111	937,915

Total costs and expenses	1,005,933	4,763,052	3,470,862	22,243,394

Operating loss	(975,995)	(4,525,064)	(3,299,661)	(22,005,406)

Other (expense) income:
Interest expense	(155,734)	5,792	(539,622)	5,637
Other income (expense)	--	1,485	(1,387)	(1,193)
Total other (expense) income, net	(155,734)	7,277	(541,009)	4,444

Loss before provision for income taxes	(1,131,729)	(4,517,787)	(3,840,670)	(22,000,962)
Provision for income taxes	1,600	--	4,000	800

Net loss	$(1,133,329)	$(4,517,787)	$(3,844,670)	$(22,001,762)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.01)	$(0.21)	$(0.06)	$(1.18)

Weighted average common shares outstanding:
Basic and diluted	86,670,809	21,889,037	61,492,237	18,616,897

See accompanying notes to the condensed consolidated financial statements.

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:		(RESTATED)
Net loss	$(3,844,670)	$(22,001,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,819	188,630
Amortization of debt issuance costs	372,873	--
Loss on disposal of assets	3,962	1,193
Beneficial conversion of notes payable to common stock	83,600	--
Estimated fair value of common stock issued to consultants for services	787,513	14,734,147
Estimated fair value of common stock issued to employees and directors for services	126,725	1,768,481
Changes in operating assets and liabilities:
Accounts receivable	(156,676)	(1,984,522)
Inventories	28,998	(402,185)
Prepaid expenses and other current assets	--	2,365
Other assets and prepaid royalties	(23,659)	101,067
Accounts payable and accrued expenses	179,930	1,434,470
Deferred rent	2,885	--
Deferred revenue	--	100,323
Deferred income – product sales	68,579	1,479,262
Deferred salaries	--	1,927
Net cash used in operating activities	(2,279,121)	(4,576,604)

Cash flows from investing activities:
Payments for trademarks	(9,570)	(396,802)
Purchases of property and equipment	--	(433,088)
Net cash used in investing activities	(9,570)	(829,890)

Cash flows from financing activities:
Collection of stockholder note	--	480,000
Payment of debt issuance costs	(16,900)	--
Borrowings under notes payable	455,893	41,284
Principal payments under notes payable	(193,870)	(24,902)
Payments on advances from related party	(34,121)	--
Payments received from notes payable for stock	10,000	--
Sale of warrants	--	50
Proceeds from issuance of common stock, net of issuance costs	2,058,836	4,589,117
Net cash provided by financing activities	2,279,838	5,085,549
Net decrease in cash	(8,853)	(320,945)
Cash at beginning of period	14,965	393,433
Cash at end of period	$6,112	$72,488

See accompanying notes to condensed consolidated financial statements

LEFT BEHIND GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended December 31,
	2007	2006
		(RESTATED)
Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$11,679	$503

Income taxes	$4,000	$800

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in exchange for note receivable	$80,000	$480,000

Commitment to pay royalties under a license agreement	$--	$750,000

Cancellation of stockholder note and related shares	$--	$100,000

Issuance of note payable for financing of insurance policy	$39,737	$60,000

Issuance of common stock as debt issuance costs	$76,750	$--

Exchange of equipment for settlement of accounts payable	$2,763	$--

Conversion of notes payable into common stock	$110,000	$--

See accompanying notes to condensed consolidated financial statements

NOTE 1    ORGANIZATION AND BASIS OF PRESENTATION

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

We were incorporated on August 27, 2002 under the laws of the State of Delaware for the purpose of engaging in the business of producing, distributing and selling video games and associated products. In 2006, we completed the development of a video game based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”) and as of November 2006 began commercially selling the video game to retail outlets nationwide.

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

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.  The information included in this Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB, as amended, for the year ended March 31, 2007. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2008.

NOTE 2    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In connection with a regulatory review by the SEC of our Form 10-KSB for the fiscal year ended March 31, 2007, our management determined that our revenue recognition policies for sales of our product were not appropriate given the limited sales history of our product.  Historically, our revenue recognition policy was to record revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions.  After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, our management determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  For sales to our primary channel partner and most significant retail customer, revenues should have been deferred until the resale of the products to the end customers, or the “sell-through method.”  For sales to our on-line store customers, revenues should have been deferred until such time as the right of return privilege granted to the customers lapsed, which is 30 days from the date of sale.  For sales to our Christian bookstore customers and all other customers, revenues should have been recognized on a cash receipts basis since these customers do not provide us with sell-through information and we may allow product returns from these customers from time to time. The impact on the consolidated financial statements for correcting these matters primarily resulted in recognizing deferred income on shipments until later periods and in certain cases permanent reductions in revenue when revenue was previously recognized upon shipment.

Furthermore, as part of the restatement process, we also determined that our largest retail customer had billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue.  In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31, 2007.

The following table presents the effects of the restatement adjustments on the consolidated financial statements for the three months ended June 30, 2007:

	As Previously		Net
	Reported	Restated	Adjustment
Condensed Consolidated Statement of Operations
Net sales	$56,815	$114,702	$57,887

Cost of sales – product costs	20,652	74,445	53,793

Total costs and expenses	1,232,332	1,286,125	53,793

Operating loss	(1,175,517)	(1,171,423)	4,094

Loss before provision for income taxes	(1,317,143)	(1,313,049)	4,094
Net loss	$(1,319,543)	$(1,315,449)	$4,094

Net loss per common share — basic and diluted	$(0.03)	$(0.03)	$--

	As Previously		Net
	Reported	Restated	Adjustment
Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	(902,425)	(902,425)	--
Net cash used in investing activities	(6,090)	(6,090)	--
Net cash provided by financing activities	904,177	904,177	--

The following table presents the effects of the restatement adjustments on the consolidated financial statements for the three months ended December 31, 2006:

	As Previously		Net
	Reported	Restated	Adjustment
Condensed Consolidated Statement of Operations
Net sales	$1,006,321	$237,988	$(768,333)
Cost of sales – product costs	615,254	238,817	(376,437)
Total costs and expenses	5,139,489	4,763,052	(376,437)
Operating loss	(4,133,168)	(4,525,064)	(391,896)
Loss before provision for income taxes	(4,125,891)	(4,517,787)	(391,896)
Net loss	$(4,125,891)	$(4,517,787)	$(391,896)

Net loss per common share — basic and diluted	$(0.19)	$(0.21)	$(0.02)

The following table presents the effects of the restatement adjustments on the consolidated financial statements for the nine months ended December 31, 2006:

	As Previously		Net
	Reported	Restated	Adjustment
Condensed Consolidated Statement of Operations
Net sales	$1,006,321	$237,988	$(768,333)
Cost of sales – product costs	615,254	238,817	(376,437)
Total costs and expenses	22,619,831	22,243,394	(376,437)
Operating loss	(21,613,510)	(22,005,406)	(391,896)
Loss before provision for income taxes	(21,609,066)	(22,000,962)	(391,896)
Net loss	$(21,609,866)	$(22,001,762)	$(391,896)

Net loss per common share — basic and diluted	$(1.16)	$(1.18)	$(0.02)

	As Previously		Net
	Reported	Restated	Adjustment
Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	(4,576,604)	(4,576,604)	--
Net cash used in investing activities	(829,890)	(829,890)	--
Net cash provided by financing activities	5,085,549	5,085,549	--

NOTE 3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2007 and March 31, 2007, we did not have any balances in excess of the FDIC insurance limit.

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

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The trademark costs are being amortized on a straight-line basis over their estimated useful lives. During the nine months ended December 31, 2007, the Company recorded $2,259 of amortization expense related to its capitalized trademark costs. There was no amortization of trademark costs in the nine ended December 31, 2006 since none of the trademarks had been issued at that time.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of December 31, 2007, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

Stock-Based Compensation

Effective April 1, 2006, the first day of our fiscal year 2007, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the nine month period ended December 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, no stock options have been granted to employees. Therefore, we believe the adoption of SFAS No. 123(R) had an immaterial effect on the accompanying unaudited condensed consolidated financial statements.

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

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same for the periods presented as the effect of warrants (in both periods) and convertible deferred salaries (in the nine months ended December 31, 2006) on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ equity. We determined that the translation gain or loss did not have a material impact on our stockholders’ equity as of December 31, 2007 and March 31, 2007. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our unaudited condensed consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three and nine month periods ended December 31, 2007 and 2006.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three and nine month periods ended December 31, 2007 and 2006.

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

After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, we determined that return privileges and price protection rights granted to our customers impact our ability to reasonably estimate sales returns and future price concessions, and therefore, we are unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  As a result, our revenue recognition policies are as follows:

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the nine months ended December 31, 2007, we did not have any such types of arrangements.

Cost of Sales

Cost of sales consists of product costs, royalty expenses, license costs and inventory-related operational expenses.

Customer Concentrations

During the nine months ended December 31, 2007 and 2006, one customer accounted for 49% and 79% of our net sales and another customer accounted for 19% and 7% of our net sales, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS No. 159 in the first quarter of fiscal year 2008, and is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations.

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

NOTE 4    GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but incurred net losses of $3,784,670 for the nine months ended December 31, 2007, and have an accumulated deficit totaling $39,597,380 and a negative working capital position of $2,205,506 as of December 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities and debt instruments. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

NOTE 5    INVENTORIES

Inventories consisted of the following at December 31, 2007 and March 31, 2007:

	December 31, 2007	March 31, 2007
Raw materials	$286,643	$318,623
Finished Goods	78,964	75,982
	$365,607	$394,605

NOTE 6    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and March 31, 2007:

	December 31, 2007	March 31, 2007
Office furniture and equipment	$66,985	$66,985
Leasehold improvements	187,413	187,413
Computer equipment	201,794	205,756
	456,132	460,154

Less accumulated depreciation	(178,138)	(91,841)

	$278,054	$368,313

Depreciation expense for the nine month periods ended December 31, 2007 and 2006 was $87,431 and $54,021, respectively.

NOTE 7    RELATED PARTY TRANSACTIONS

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

The License requires White Beacon to pay the following royalties: (i) 4% of the gross receipts on console game platform systems and (ii) 10% of the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems. White Beacon was required to guarantee a minimum royalty of $250,000 during the initial four-year term of the License. White Beacon was also required to pay $100,000 to Tyndale as an advance against future royalties payable to Tyndale under the License agreement, all of which was paid by the Company.

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

The license was further amended on May 14, 2007. Under this amendment the remaining amount of the minimum royalty payment was reduced from $750,000 to $250,000 and the date of that payment was extended from March 31, 2007 to December 31, 2007. At December 31, 2007 and March 31, 2007, we have recorded a royalty payable of $250,000 related to this Sublicense Agreement.

In January 2008, we agreed with Tyndale that we could pay the $250,000 royalty payment for the extension over the three year life of the extension with the timing of the first payment to occur in March 2008.

LB Games Ukraine

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $80 at December 31, 2007. During the nine month periods ended December 31, 2007 and 2006, we paid $149,727 and $138,971, respectively, for software development services provided by LB Games Ukraine, which has been recorded as product development cost during the period.  At December 31, 2007, we owed LB Games Ukraine $66,901.

Other

During 2007, we determined we owed our chief executive officer a total of $50,000 as part of a capital transaction that was entered into during a prior period. As of December 31, 2007, the balance was $38,879 and is included in advances from related party in the accompanying unaudited condensed consolidated balance sheet.

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

At various times between December 2006 and March 2007, several of our officers and a former officer advanced us funds to help us with our working capital requirements. These advances were non-interest bearing. During the nine months ended December 31, 2007, we repaid the remaining $23,000 of such advances to one of our former officers.

NOTE 8     STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2007 and 2006, we issued 57,718,582 and 3,469,888 shares of common stock for net proceeds of $2,058,836 (excluding a stockholder note receivable for $70,000) and $5,069,117, respectively. There were no offering costs associated with the shares we sold for cash in the nine months ended December 31, 2007.

Related to the proceeds in the nine months ended December 31, 2006, we incurred offering costs of cash commissions of $420,186, shares of common stock valued at $75,000; and warrants valued at $282,596.

During the nine months ended December 31, 2007 and 2006, we issued 4,552,061 and 2,904,940 shares of common stock for services provided by independent third parties, valued at $787,513 and $14,734,147 (based on the closing price of our common stock on the respective issuance dates), respectively.

During the nine months ended December 31, 2007 and 2006, we issued 620,000 and 431,666 shares of common stock, valued at $126,725 and $1,768,481, respectively (based on the closing price of our common stock on the respective issuance dates), to certain employees as additional compensation.

During the nine months ended December 31, 2007, we issued 500,000 shares of common stock, valued at $42,500  (based on the closing price of our common stock on the respective issuance dates), as interest expense under notes payable.

During the nine months ended December 31, 2007, we issued 1,205,000 shares of common stock in matters related to the Meyers Bridge Loan.  During the nine month period, we received $130,000 in the final two fundings under the Bridge Loan and issued 260,000 shares valued at $61,400 to the investors that provided those final two fundings.  We also issued Meyers 65,000 shares valued at $15,350 in association with those two fundings.  Also, in the nine months ended December 31, 2007, two of the investors in the Bridge Loan (see Note 10) agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital.

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

The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at December 31, 2007.

Stock Incentive Plan

In January 2007, we adopted the Left Behind Games Inc. 2006 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to encourage and enable officers, directors, and employees of Left Behind Games Inc. (the "Company") and its subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. The Company is authorized to issue 2,500,000 shares of common stock under the Plan, all of which can be issued in a number of forms including direct stock issuances and stock options. We registered the Plan under an S-8 registration statement in January 2007. As of February 14, 2008, 2,426,818 shares had been issued under the Plan, all of which were direct stock issuances.

NOTE 9    COMMITMENTS AND CONTINGENCIES

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

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration.  In October 2006, we entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space is being used for both administrative, sales and warehouse purposes. For the nine months ended December 31, 2007 and 2006, we recorded approximately $109,000 and $70,000, respectively, of rent expense.

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

Music Licenses

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.  We have calculated and accrued the amount due to this licensor as of December 31, 2007 and recorded that provision for licensing fees to cost of sales. In May 2007, this arrangement was subsequently modified to $0.025 for the master license and $0.025 for the performance license. We have accrued license fees relating to this arrangement of approximately $47,000 and charged that expense to our cost of sales during the year ended March 31, 2007. As of December 31, 2007, we have paid $25,000 and have $22,000 included in accrued expenses related to this arrangement.

In November 2006, we also entered into an agreement with a second record company for the use of certain music recordings to be used in connection with our game production. That license agreement also requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and remains in effect for three years. We have accrued license fees relating to this arrangement of approximately $10,000, of which $5,000 has been paid as of December 31, 2007.

Content License

In July 2007, we entered into a Software Publishing Agreement to publish three pc video games under the Charlie Church Mouse (“CCM”) brand.  That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges.  We have accrued license fees relating to this arrangement of $1,338 as of December 31, 2007.   Since we paid a prepaid license fee of $25,000 in connection with the signing of the Software Publishing Agreement, we have a prepaid license fee amount of $23,662 under prepaid expenses and other current assets on our December 31, 2007 balance sheet.

NOTE 10    NOTES PAYABLE

As of December 31, 2007, we had entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheets.

The following table is a recap of our notes payable outstanding as of December 31, 2007:

Financing of insurance premiums	$52,079
Bridge loan	315,000
Notes to investors	180,000
Total notes payable	$547,079

We entered into an insurance financing arrangement in November 2006. The insurance financing arrangement was unsecured, expired in November 2007, and required monthly principal payments of $5,333 and accrued interest at a rate of 9.3 percent.  We then entered into two additional insurance financing arrangements, one in September 2007 and the other in November 2007.  The first insurance financing arrangement is unsecured, expires in September 2008, and requires monthly principal payments of $1,213 and accrued interest at a rate of 9.296 percent.  The second insurance financing arrangement is unsecured, expires in November 2008, and required monthly principal payments of $6,400 and accrues interest at a rate of 8.515 percent.  That second financing arrangement was subsequently increased by $4,166 and, as a result, the monthly principal payment amount increased to $7,606.

In January 2007, we entered into a Bridge Loan arrangement with Meyers Associates L.P. (“Meyers”), a broker-dealer. Under this unsecured Bridge Loan arrangement we agreed to issue two shares of our common stock for every $1 lent to us by accredited investors (the “Bridge Units”). We also agreed to pay to the investors 10% simple interest on the funds lent to us and to pay Meyers a commission of 10% of proceeds received under the arrangement and a non-accountable expense allowance that is equal to 3% of the gross funds that we received. Meyers also received 25% shares coverage. We agreed to repay the Bridge Loan at the earlier of (i): twelve months after the date of issuance; (ii) the consummation of any $1.5 million financing; and (iii) the date on which the outstanding principal amount is repaid in full. The initial completion date of the Bridge Loan was March 31, 2007, which was subsequently extended to May 31, 2007 at which time it terminated.

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

As of December 31, 2007, we had received $386,600 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we would need to repay to the investors was $450,000. That amount was later reduced to $340,000 due to partial conversions to equity and by a partial repayment (see below). During the nine months ended December 31, 2007, we recorded $27,841 of interest expense related to the agreed ten percent interest rate under the Bridge Loan. Through December 31, 2007, we paid Meyers cash commissions of $57,900 on the amount funded, of which $16,900 was paid during the nine months ended December 31, 2007. These commissions were recorded to debt issuance costs and are being amortized over the one year term of the Bridge Loan.

As of December 31, 2007, we issued 900,000 shares to the investors as part of the Bridge Units and 225,000 shares to Meyers as part of their compensation. We valued the 900,000 shares issued to the investors at $358,200, of which $61,400 was related to the issuance of 260,000 shares during the nine months ended December 31, 2007, based on the closing market price of our stock on the days in which the funding events occurred and capitalized that amount to debt issuance costs on our  December 31, 2007 condensed consolidated balance sheet. The shares issued to Meyers were valued at $221,650, of which $15,350 was related to the issuance of 65,000 shares during the nine months ended December 31, 2007, based on the closing market price of our stock and were also capitalized to debt issuance costs on our December 31, 2007 condensed consolidated balance sheet. Those costs are being amortized to interest expense over the term of the loan. We charged $327,213 of the debt issuance costs to interest expense in the nine months ended December 31, 2007 and we will charge the remaining amount to interest expense over the remainder of the one year term of the Bridge Loan.

Two of the investors in the Bridge Loan (see Note 8) subsequently agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital. We also accelerated the unamortized value of the debt issuance costs attributable to their notes. This resulted in additional interest expense of $40,617 that was recorded in the three months ended September 30, 2007. Since the effective conversion price of the 880,000 shares issued to convert that $110,000 of debt was $0.125 per share and that conversion price was $0.095 less than the closing price of $0.22 on the date of conversion, we also recorded an additional interest charge of $83,600 relating to that beneficial conversion in the three months ended September 30, 2007.

In the three months ended September 30, 2007, we made a partial repayment of $25,000 to one of the investors in the Bridge Loan.  As a result of this repayment, we accelerated the remaining amount of debt financing costs of $5,042 attributable to that investor and charged that amount to interest expense.

The combination of the $110,000 in conversions and the $25,000 partial repayment reduced the amount outstanding under the Bridge Loan as of December 31, 2007 to $315,000.

In December 2006, we entered into an arrangement to factor our receivables. The arrangement with the factor was secured by certain accounts receivable that they lent against and was intended to self liquidate as the factor collected those specific accounts receivable. The factoring arrangement carried a factoring fee of 7.0 percent of the funds advanced under the arrangement. During the nine months ended December 31, 2007, we paid off the remaining balance of $3,723 under that factoring arrangement and recorded $244 in interest expense related to this arrangement.

In nine months ended September 2007, we paid off $23,000 that we owed to a former executive which we borrowed under an informal, non-interest bearing arrangement (see Note 7 - Related Party Transactions).

In March 2007, we borrowed $50,000 under a short term loan arrangement from an investor through Southpointe Financial, an affiliate, a mortgage broker that is partially controlled by one of our directors. We repaid the loan plus an agreed $10,000 in financing charges on April 5, 2007, which was recorded as interest expense in the nine months ended December 31, 2007.

In October 2007, we borrowed $60,000 from an investor on a short term basis.  That note was secured, carried 400,000 shares as interest expense and had a maturity date of December 31, 2007.  We valued the 400,000 shares at $39,200 based on the market price on the date of issuance and charged that amount to interest expense.  This note was repaid on December 31, 2007.

In November 2007, we borrowed another $60,000 from that same investor on a short term basis.  That note was also secured, had a termination date of January 31, 2008 and carries an interest expense of either two percent per month or 150,000 shares of common stock per month at the election of the lender. As the lender has not yet identified which method of interest he wants to receive, we have accrued $1,200 of interest expense for the month of December 2007.  This note remains outstanding and the investor has verbally extended the due date through the end of February 2008..

In December 2007, we borrowed $120,000 from a different investor on a short term basis.  That note was also secured, has a termination date of March 31, 2008 and carries an interest expense of 100,000 shares and $6,000 in cash.  We valued the 100,000 shares at $3,300 based on the market price on the date of issuance and charged that amount to interest expense in December.  This amount remains outstanding.

NOTE 11    DEFERRED REVENUES

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the nine months ended December 31, 2006. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of December 31, 2007.

NOTE 12    DEFERRED INCOME – PRODUCT SALES

Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our distributor or our largest retail customer to their end customers, we recognize previously deferred revenue as sales and cost of sales.  At December 31, 2007, we had $624,424 of deferred revenue – product sales.

NOTE 13    SUBSEQUENT EVENTS

Subsequent to December 31, 2007 and through February 14, 2007, we raised additional capital through the sale of zero coupon notes to accredited investors. We raised $35,200 in cash from the sale of such notes.   The face value of each note is $10,000 and carries 50% warrant coverage at $0.05 per share.  The notes carry a three year term and are unsecured.  The investors purchased the notes at a 36 percent discount, so we receive $6,400 for each $10,000 note purchased.

On January 3, 2008, we issued 210,000 shares to a consulting firm in connection with investor relations activities.

On January 17, we issued 210,000 shares of common stock as interest in connection with a $60,000 loan to us by an investor.  The loan is secured and was due on February 15, 2008 and has not yet been repaid.

On February 1, 2008, we borrowed $20,000 from an investor under a promissory note.  The terms called for 30,000 shares as interest and a repayment date of February 8, 2008.  That note has not yet been repaid but the investor has verbally extended the due date through the end of February 2008..

On February 6, 2008, we issued 34,500,000 shares as restricted grants to employees, directors and a consulting firm affiliated with one of our directors.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read together with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-QSB and gives effect to the restatement for March 31, 2007 discussed in Note 2 to the consolidated financial statements.

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

Overview

Left Behind Games Inc., a Washington corporation, formerly known as Bonanza Gold, Inc., doing business through its subsidiary Left Behind Games Inc., a Delaware corporation is in the business of developing and publishing video game products.  We developed our initial game, Left Behind: Eternal Forces based upon the popular Left Behind series of novels. Pursuant to a share exchange agreement closed on February 7, 2006, we became a subsidiary of Left Behind Games Inc. Washington. As a result of the share exchange agreement, our shareholders took majority control of Left Behind Games Inc. Washington and our management became the management of Left Behind Games Inc. Washington (collectively, “we”, “our” or “LBG”).

Initially, we focused on developing and publishing video game products based upon the popular Left Behind series of novels. Over the past year, we have licensed other inspirationally themed video game products, the Charlie Church Mouse line of games to broaden the scope of our product portfolio.  We have the exclusive world-wide rights to the Left Behind book series and brand, for the purpose of making video games. Left Behind novels and products are based upon fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil, which are very action oriented and which we believe are supremely suitable for an engaging series of video games. Left Behind’s series of books has sold more than 63 million copies. Left Behind branded products have generated more than $500 million at retail for the Left Behind book series. Left Behind has also become a recognized brand name by more than 1/3 of Americans. Our management believes that Left Behind products have experienced financial success, including the novels, children's books, graphic novels (comic books), movies, and music. Our interest in the Left Behind brand is limited to our sublicense to make video games. We have no interest in, nor do we profit from any other Left Behind brand.

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the nine months ended December 31, 2007, we borrowed $130,000 under a Bridge Loan and raised net proceeds of $2,068,850 from the sale of 50,556,334 shares of our common stock. We continue to generate operating losses and have only just begun to generate revenues. Furthermore, the report of our Independent Registered Public Accounting Firm on our financial statements includes a “going concern” modification.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 and 2006

Revenues

We record our revenues based upon actual cash receipts from our Christian bookstore market customers and on a sell through basis with our largest distributor and retail customer.  At December 31, 2007, we had accounts receivable of approximately $599,000 from the Christian bookstore marketplace and approximately $489,000 from our largest distributor and retail customer..

We recorded net revenues of $29,938 for the three months ended December 31, 2007 compared to $237,988 in the three months ended December 31, 2006.  This represented a decline in our revenues of $208,050, or 87%.  The revenues in the three months ended December 31, 2007 were from a mix of Left Behind: Eternal Forces, Left Behind:Tribulation Forces and the three Charlie Church Mouse (“CCM”) games. All of the revenues in the three months ended December 31, 2006 were from the sale of Left Behind: Eternal Forces.

Our revenue declined primarily because (a) we record our revenues based primarily on sell through at major retailers and cash receipts from our Christian bookstore and other customers and (b) we had a significant presence in a number of major retailers with reported sellthrough in the 2006 period compared to the 2007 period where almost all of our shipments were to the Christian bookstore marketplace, who do not report sellthrough.  We expect to report the revenue related from those shipments to the Christian bookstore marketplace as we collect those accounts receivable in later periods.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $55,135 for the three months ended December 31, 2007 compared to $238,817 in the three months ended December 31, 2006.  This represented a decline in our cost of sales – prodict costs of $183,682, or 77%.  The decrease in cost of sales – product costs was due to the decrease in recognized revenue noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $1,338 for the three months ended December 31, 2007 compared to $241,480 in the three months ended December 31, 2006.  The cost of sales – intellectual property licenses in the December 2007 period were for licensed games and in the December 2006 period they were for music licenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $909,641 for the three months ended December 31, 2007, compared to $3,788,543 for the three months ended December 31, 2006, a decrease of $2,878,902 or 76%.

Many of these selling, general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended December 31, 2007 and 2006, we recorded expenses relating to these non-cash payments to consultants of $22,115 and $1,194,647, respectively. This represented a $1,172,532 decrease.

During the three months ended December 31, 2006, we issued 140,000 shares of common stock, valued at approximately $487,250 to certain employees as additional compensation while we had no such issuances in the three months ended December 31, 2007.  The overall decrease in non-cash charges attributable to consultants and employees was $1,659,782.

The remainder of the decrease was due to a variety of factors, including a $770,113 decrease in advertising and marketing expenses, a $302,042 reduction in employee salaries, a $125,989 reduction in travel and entertainment expense and a $60,601 reduction in communications expenses.  Many of these decreases were driven by a reduction in employee headcount and the lack of a formal marketing campaign in the 2007 period.

Product Development Expenses

Product development expenses were $39,819 for the three months ended December 31, 2007, compared to $494,212 for the three months ended December 31, 2006, a decrease of $454,393 or 92%. These decreases are directly attributable to the reduction in the number of employees working on our development team and a reduction in consulting fees from outside contractors involved in game development and testing.

Interest Expense

We recorded interest expense of $155,734 for the three months ended December 31, 2007, compared to $5,792 of interest income in the three months ended December 31, 2006.  Our interest expense largely related to the borrowings under our Bridge Loan. Interest expense related to the Bridge Loan included $8,570 of interest related to the ten percent coupon and $102,863 of amortization expense.

Net Loss

As a result of the above factors, we reported a net loss of $1,133,329 for the three months ended December 31, 2007, compared to a net loss of $4,517,787 for the three months ended December 31, 2006, resulting in a reduced loss of $3,384,458. In addition, our accumulated deficit at December 31, 2007 totaled $39,657,380.

Nine Months Ended December 31, 2007 and 2006

Revenues

We recorded net revenues of $171,201 for the nine months ended December 31, 2007 compared to $237,988 in the nine months ended December 31, 2006.  This represented a decline in our revenues of $66,787, or 28%.  The revenues in the nine months ended December 31, 2007 were from a mix of Left Behind: Eternal Forces, Left Behind:Tribulation Forces and the three Charlie Church Mouse (“CCM”) games All of the revenues in the nine months ended December 31, 2006 were from the sale of Left Behind: Eternal Forces.

Our revenue declined primarily because (a) we record our revenues based primarily on sell through at major retailers and cash receipts from our Christian bookstore and other customers and (b) we had a significant presence in a number of major retailers with reported sellthrough in the 2006 period compared to the 2007 period where almost all of our shipments were to the Christian bookstore marketplace, who do not report sellthrough.  We expect to report the revenue related from those shipments to the Christian bookstore marketplace as we collect those accounts receivable in later periods.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $138,965 for the nine months ended December 31, 2007 compared to $238,817 in the nine months ended December 31, 2006.  This represented a decline in our cost of sales – prodict costs of $99,852, or 42%.  The decrease in cost of sales – product costs was due to the decrease in recognized revenue noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $1,338 for the nine months ended December 31, 2007 compared to $241,480 in the nine months ended December 31, 2006.  The cost of sales – intellectual property licenses in the December 2007 period were for licensed games and in the December 2006 period they were for music licenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,104,448 for the nine months ended December 31, 2007, compared to $20,825,182 for the nine months ended December 31, 2006, a decrease of $17,720,734 or 85%.

Many of these selling, general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the nine months ended December 31, 2007 and 2006, we recorded expenses relating to these non-cash payments to consultants of $787,513 and $14,734,147, respectively. This represented a $13,946,634 decrease.

During the nine months ended December 31, 2007, we also issued 620,000 shares of common stock, valued at approximately $126,725 to certain employees as additional compensation. During the nine months ended December 31, 2006, we issued 431,666 shares of common stock, valued at approximately $1,768,481 to certain employees as additional compensation. This represented a $1,641,756 decrease in the value of shares issued to employees as additional compensation.  The overall decrease in non-cash charges attributable to consultants and employees was $15,588,390.

The remainder of the decrease was due to a variety of factors, including a $1,105,903 decrease in advertising and marketing expenses, a $219,062 decrease in travel and entertainment expenses, a $178,115 decrease in communications expenses and a $121,743 reduction in salaries and wages.  Many of these decreases were driven by a reduction in employee headcount and the lack of a formal marketing campaign in the 2007 period.

Product Development Expenses

Product development expenses were $226,111 for the nine months ended December 31, 2007, compared to $937,915 for the nine months ended December 31, 2006, a decrease of $711,804 or 76%. These decreases are directly attributable to the reduction in the number of employees working on our development team and a reduction in consulting fees from outside contractors involved in game development and testing.

Interest Expense

We recorded interest expense of $539,622 for the nine months ended December 31, 2007, compared to $5,637 of interest income in the nine months ended December 31, 2006. Our interest expense largely related to the borrowings under our Bridge Loan. Interest expense related to the Bridge Loan included $27,841 of interest related to the ten percent coupon and $372,871 of amortization and/or acceleration of debt issuance costs and a beneficial conversion charge of $83,600 related to the conversion of $110,000 of the Bridge Loan to equity.

Income Taxes

We recorded income taxes of $4,000 for the nine months ended December 31, 2007, compared to $800 for the nine months ended December 31, 2006.

Net Loss

As a result of the above factors, we reported a net loss of $3,844,670 for the nine months ended December 31, 2007, compared to a net loss of $22,001,762 for the nine months ended December 31, 2006, resulting in a reduced loss of $18,157,092. In addition, our accumulated deficit at December 31, 2007 totaled $39,597,380.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007 we had $6,112 of cash compared to $14,965 at March 31, 2007, a decrease of $8,853. At December 31, 2007, we had a working capital deficit of $2,145,506 compared to a working capital deficit of $1,743,726 at March 31, 2007.

Operating Activities

For the nine month periods ended December 31, 2007 and 2006, net cash used in operating activities was $2,279,121 and $4,576,604, respectively. The $2,297,483 decrease in cash used in our operating activities was primarily due to a reduction in our net loss.

Investing Activities

For the nine month periods ended December 31, 2007 and 2006, net cash used in investing activities was $9,570 and $829,890, respectively. The decrease was attributable to our not acquiring any property and equipment and investing only $9,570 in trademarks in the nine months ended December 31, 2007 compared to investing $433,088 in property and equipment and $396,802 in trademarks during the nine months ended December 31, 2006.

Financing Activities

For the nine month periods ended December 31, 2007 and 2006, net cash generated by financing activities was $2,279,838 and $5,085,549, respectively. The primary factor in this $2,805,711 decrease was raising $2,530,279 less from the issuance of common stock during the nine month period ended December 31, 2007.

Future Financing Needs

Our liquidity and capital resources remain limited, which may constrain our ability to operate and grow our business.

Our primary focus has been growing our revenues through a direct selling effort into the Christian bookstore market.  We have added a number of salespeople, both full time and part time, that contact the Christian bookstores across the United States to sell them our games over the telephone.  Since July 1, 2007, we have generated orders of approximately $570,000 and our customer count of Christian bookstores has grown to over 1,500 CBA customers.

Currently, we intend to continue focusing on the Christian bookstore marketplace as our primary driver of revenues and operating profits although we are negotiating with distribution partners to access the mainstream retail marketplace as well.
In addition to the capital requirements generated by our historical and present operating losses, the present and expected future orders from the Christian bookstore market have generated incremental working capital requirements.

Since our inception in August 2002 through December 31, 2007, we have raised approximately $9.4 million through funds provided by private placement offerings. This has been sufficient to enable us to development our first product and to make some improvements to that product. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

Going Concern

As of the fiscal year ended March 31, 2007, we started to generate revenue, and from inception through December 31, 2007 have incurred net losses of $39,597,380 and have had negative cash flows from operations of $9,165,984 from our inception through December 31, 2007. Following the launch of our product, we significantly downsized both our domestic and contracted international workers in order to reduce our ongoing cash expenditures. We also built up a significant level of accounts payable due to the expenses associated with our product launch.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At December 31, 2007, our management believes there is no impairment of its long-lived assets. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the fiscal year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2007, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) to have an immaterial effect on the accompanying consolidated financial statements.

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

Revenue Recognition

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the nine months ended December 31, 2007, we had no such types of arrangements.

Item 3.    Controls and Procedures.

We carried out an evaluation as of December 31, 2007, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in internal controls, as discussed below.

Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Report on Form 10-QSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the three and nine months ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America

Effect of Restatement on Disclosure Controls

As disclosed in our Form l0-KSB/A for the year ended March 31,2007, our Board of Directors authorized us to amend and restate our consolidated financial statements and other financial information for the year ended March 31,2007, and the quarters ended December 31, 2006 and June 30, 2007, after concluding that our former revenue recognition policies for sales of our product were not appropriate given the limited sales history of our products. See Note 2 to the unaudited condensed consolidated financial statements included in this report for more information

In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of these matters on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB for the nine months ended December 31, 2007. The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of December 31, 2007:

i)	The Company did not maintain adequate internal controls over financial reporting due to the lack of appropriate technical review of its sales arrangements and revenue accounting.

As a result of this weakness, our management and board of directors is in the process of remediating this deficiency in order to improve internal controls related to these material weaknesses to ensure that the errors will not occur again and that our disclosure controls and procedures are operating at the reasonable assurance level.  For the period ended December 31, 2007, management performed extensive analyses to review its customer activity in order to conclude that revenues and the related activities were properly recorded in accordance with the Company’s accounting policy and generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

In order to address and correct the material weakness identified above, management is currently in the process of reviewing and improving its revenue recognition procedures, documentation, and the surrounding internal controls. There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 5, 2007, one of LBG’s stockholders, filed a lawsuit in the Supreme Court of New York, Kings County, seeking damages of $90,000 that he alleged were caused by LBG’s failure to discharge its contractual duties by timely filing a selling stockholder registration statement. While the Company does not agree with the alleged claim, Mr. Linsker and LBG have entered into a verbal settlement agreement,  although there can be no assurance such settlement will be finalized.

The Company has no other pending material litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 During the nine months ended December 31, 2007, we issued 57,718,582 shares of common stock for net proceeds of $2,058,836 (excluding a stockholder note receivable for $70,000). There were no offering costs associated with the shares we sold for cash in the nine months ended December 31, 2007.

During the nine months ended December 31, 2007 and 2006, we issued 4,552,061 shares of common stock for services provided by independent third parties, valued at $787,513 (based on the closing price of our common stock on the respective issuance dates).

During the nine months ended December 31, 2007, we issued 620,000 and 431,666 shares of common stock, valued at $126,725, respectively (based on the closing price of our common stock on the respective issuance dates), to certain employees as additional compensation.

During the nine months ended December 31, 2007, we issued 500,000 shares of common stock, valued at $42,500  (based on the closing price of our common stock on the respective issuance dates), as interest expense under notes payable.

During the nine months ended December 31, 2007, we issued 1,205,000 shares of common stock in matters related to the Meyers Bridge Loan.  During the nine month period, we received $130,000 in the final two fundings under the Bridge Loan and issued 260,000 shares valued at $61,400 to the investors that provided those final two fundings.  We also issued Meyers 65,000 shares valued at $15,350 in association with those two fundings.  Also, in the nine months ended December 31, 2007, two of the investors in the Bridge Loan (see Note 10) agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital.

 Subsequent to December 31, 2007 and through February 14, 2007, we raised additional capital through the sale of zero coupon notes to accredited investors. We raised $35,200 in cash from the sale of such notes.   The face value of each note is $10,000 and carries 50% warrant coverage at $0.05 per share.  The notes carry a three year term and are unsecured.  The investors purchased the notes at a 36 percent discount, so we receive $6,400 for each $10,000 note purchased.

On January 3, 2008, we issued 210,000 shares to a consulting firm in connection with investor relations activities.

On January 17, we issued 210,000 shares of common stock as interest in connection with a loan to us by an investor.  The terms called for a repayment date of February 15, 2008 and has not yet been repaid.

On January 10, 2008, we issued a promissory note for $60,000 to an individual.  In connection with the note, we issued 100,000 shares as payment for interest the $60,000 loan.  The loan is secured and was due on February 15, 2008 and has not yet been repaid.

On February 1, 2008, we borrowed $20,000 from an investor under a promissory note.  The terms called for 30,000 shares as interest and a repayment date of February 8, 2008.  That note has not yet been repaid.

On February 6, 2008, we issued 34,500,000 shares as restricted grants to employees, directors and a consulting firm affiliated with one of our directors.

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

Item 3.    Defaults Upon Senior Securities.

We are in default on two secured loans from investors totaling $120,000 since we failed to repay the loans when they became due.

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

Dated: February 19, 2008	LEFT BEHIND GAMES INC.

By: /s/ Troy Lyndon Troy Lyndon, Chief Executive Officer
(Principal Executive Officer)

By: /s/ James B. Frakes James B. Frakes, Chief Financial Officer
(Principal Financial Officer)