Form 10KSB
period 2008-03-31
LEFT BEHIND GAMES INC.
filed 2008-07-15
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2008 OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

LEFT BEHIND GAMES INC.

(Exact name of small business issuer as specified in its charter)

Washington	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

25060 Hancock Avenue, Suite 103 Box 110
Murrieta, California		92562
(Address of principal executive offices)		(Zip Code)

(951) 894-6597
(Issuer’s Telephone Number)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

                                                                                                  (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State issuer's revenues for most recent fiscal year:  $251,405

The aggregate market value of the common stock held by non-affiliates was approximately $1.2 million based upon the closing price of the Common Stock of $0.017, as reported by the NASDAQ Over-the-Counter Bulletin Board on July 7, 2008.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.      Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 7, 2008 was 144,569,223 shares of common stock.

(DOCUMENTS INCORPORATED BY REFERENCE)Not applicable.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

Left Behind Games Inc. (the “Company”, “LBG”, “we”, “us”, “our” or similar terms), a Washington corporation, formerly known as Bonanza Gold, Inc., doing business through its subsidiary Left Behind Games Inc., a Delaware corporation is in the business of developing and publishing video game products based on the popular Left Behind series of novels. Pursuant to a share exchange agreement closed on February 7, 2006, we became a subsidiary of Left Behind Games Inc. Washington. As a result of the share exchange agreement, our shareholders took majority control of Left Behind Games Inc. Washington and our management became the management of Left Behind Games Inc. Washington. We intend to change our corporate name to Inspired Media Entertainment.

We are an early stage company which develops, publishes, and distributes products into the multi-billion dollar inspirational market. Our goal is to become a leading publisher in the new market of inspirational games.

Our products include games based upon the popular Left Behind series of novels. We have the exclusive world-wide rights to the Left Behind book series and brand, for the purpose of making any form of electronic games, which includes video games. Left Behind novels and products are based upon fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil, which are very action oriented and supremely suitable for an engaging series of electronic games. According to the book publisher, Tyndale House Publishers, Left Behind’s series of books has sold more than sixty three (63) million copies. As a result, Left Behind branded products have generated more than $500 million at retail for the Left Behind book series. According to a Barna Research study, Left Behind has also become a recognized brand name by more than one-third (1/3) of Americans. Our management believes that Left Behind products have experienced financial success, including the novels, children's books, graphic novels (comic books), movies, and music. Our interest in the Left Behind brand is limited to our license to make video games. We have no interest in, nor do we profit from any other Left Behind branded products.

We have assembled a team of individuals experienced in the video game industry to develop and market video games which offer a challenging and positive oriented alternative to video games with gratuitous sex and violence which are currently marketed. Our game(s) feature spiritual weapons such as “prayer” and “worship” which can overcome the fighting power of “guns”.

On July 5, 2007, we acquired the publishing and distribution rights to the Charlie Church Mouse brand from Lifeline Studios, Inc.  Charlie Church Mouse products teach valuable life lessons through Biblical stories. Each story teaches a lesson with different levels of difficulty to challenge children. These titles are geared towards children ages 4-10 and reinforce academic skills through the exploration of timeless Bible stores that parents embrace and children relate to and enjoy.

On May 20, 2008, we acquired the publishing and distribution rights to the PC game, Keys of the Kingdom. This new game features brain-teasing dynamics and inspirational scriptures.  We agreed to pay the author a royalty of fifteen percent (15%) of gross margin on revenues collected from our customers on the future sales of the game.

As previously stated and as a result our continuing growth as a potential distributor of other published products into the Christian Booksellers Association (“CBA”) and inspirational marketplaces, we anticipate that we will change our name to Inspired Media Entertainment, subject to shareholder vote.

Since becoming incorporated, we have not had or been involved in any bankruptcy, receivership or similar proceeding.

Business of Issuer

Recent Developments

Background

In November of 2006, we released our first product; LEFT BEHIND: Eternal Forces. We successfully initially gained entry into more than ten thousand (10,000) retail locations, including Target, Best Buy, GameStop, EB Games, select Wal-Marts, Circuit City, Comp USA and numerous others.

Because our distribution channel failed to efficiently deliver our product to the Christian and inspirational marketplace in late 2006, we believe that it significantly impacted our initial release.  Due to this experience, we decided to build our own direct-to-store distribution channel for the Christian and inspirational marketplaces and prior to Christmas 2007, we established account relationships with over fifteen hundred (1,500) stores. At our current pace of growth, we believe that we will have a significant direct-to-store distribution channel by Christmas of 2008.

As a result of last year’s public relations experiences where the media misrepresented the content of our game, we are in the process of developing marketing strategies to inform the public about the content or our games. This includes providing information about the game’s promotion of values of fellowship and reconciliation.

Although we started as a one (1) product company, we have expanded our product line to include six (6) games with plans to release one (1) new game per quarter.  And we also are actively seeking to acquire small inspirational game businesses to enhance our product offerings.

We believe that successfully marketing products that are inspirational in nature must include development of a grass-roots campaign supported by Churches and Ministries worldwide.  As such, we have held five (5) church sponsored outreach events called “Eternal Forces Mondays.”  These events represent opportunities for churches to send their youth to local LAN Centers and for youth pastors to invite others to an event outside of church.

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

We are actively investigating emerging distribution platforms, including online digital and wireless download that may represent sources of additional revenue for us beyond the traditional retail outlets and the CBA (inspirational) marketplace.

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

Market Industry Overview

The Computer and Video Game Industry. According to the Entertainment Software Association (“ESA”), the modern-day video game industry took form in 1985 with the release of the 8-bit Nintendo System ("NES"). Following upon the heels of Nintendo’s introduction of the NES, Sega Enterprises Ltd. released its 16-bit “Genesis” system, which, in turn, was followed by Nintendo’s introduction of the “Super NES.” The early 1990s led to a rise in the personal computer (“PC”) game business with the introduction of CD-ROMs, with decreases in prices for multimedia PCs, and the introduction of high-level 3D graphics cards. In 1995-1996, consumers reacted positively to the release of the Sony PlayStation and Nintendo 64 and ushered in a new generation of video game consoles. Since 1996, computer and video game sales have seen a steady increase.

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

Internet, Online and Wireless Video Games. The Internet has spawned the phenomenon of multiplayer on-line gaming, which we believe will increase with the emergence of broadband capabilities, in addition to new wireless mobile phone platforms. With advances in broadband technology and the ever increasing use of the Internet, the computer and video game industry has witnessed substantial growth in the development of games that can be played over the Internet, thereby opening up another market as well as other revenue models. Organizations have been placing their games on the Internet for consumer consumption either for the purpose of expanding their markets or as a way for companies not in the traditional video game industry to gain entrance. It is our intent to expand into these new markets, once we establish revenue streams from publishing the initial products.

At our request, in June 2004, the publisher of the Left Behind book series distributed a twenty (20) question survey for the purpose of helping us to understand the demographic link between Left Behind readership and potential purchasers of such branded video games.  More than thirty-five hundred (3,500) responses were received.  Of those responding, seventy-two percent (72%) classified themselves as players of video games, and ninety-two percent (92%) said they would consider buying a Left Behind video game for themselves or a family member.

In early 2007, we also launched a survey of our own to fans of our new game, which was released in November 2006.  The survey was responded to by approximately 1-2% of those requested.  Remarkably, more than two-thirds (2/3) of all those responding intend to buy the next product to be released by Left Behind Games.

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

According to a Peter D. Hart Research Associates study, seventy-five percent (75%) of American heads-of-household play computer and video games, thirty-nine percent (39%) of computer gamers are over the age of thirty-five (35) and the average game player is thirty (30) years old, nineteen percent (19%) are age fifty (50) or older, and forty-three percent (43%) are women.

The study also found the typical game purchaser is thirty-seven (37) years old, and adult gamers have been playing for an average of twelve (12) years.  Further data shows just thirty-five percent (35%) of gamers are under the age of eighteen (18), while forty-three percent (43%) are 18-49.  Interestingly, women over the age of eighteen (18) constitute a greater portion of the game playing population (28%) than boys 6-17 (21%).

The same survey illustrated average adult male plays games 7.6 hours per week, with the average adult female closing the historical gender gap at 7.4 hours per week.

ESA indicates that the popularity of computer and video games rivals baseball and amusement parks.  According to ESA, three (3) times as many Americans (approximately 145 million) played computer and video games as went to the top five U.S. amusement parks and twice as many as attended major league baseball games.  A poll by ESA of sixteen hundred (1,600) households ranked computer and video games number one as their most enjoyable activity.

Consistent with past years' numbers, announced by the ESA and annually compiled by the NPD Group, the majority of games that sold were rated "E" for "Everyone" (53%), followed by "T” for “Teen" rated games (30%) and by "M” for “Mature" rated games (16%).  In 2002, E-rated games accounted for 55.7% of games sold, T-rated games 27.6% and M-rated games made up 13.2% of games sold.

According to ESA, all interactive games are rated by the Entertainment Software Rating Board ("ESRB"), a self-regulatory unit of ESA. The ESRB rating system is the benchmark rating system for software for all interactive platforms. The ESRB uses the following key elements to evaluate and rate software products: violence, sexual content, language, and early childhood development skills. Over seventy percent (70%) of games are rated "E" for everyone (appropriate for ages 6 and up).  Our first product is rated “T” for Teens.

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

Based on the popularity and success of the Left Behind Series with all ages, we believe that the Left Behind Brand is uniquely positioned for success in the interactive video game marketplace.  Recent interactive game market studies reveal a rapidly growing market comprised of people from all ages and cultures.  Based on statements by the president of the ESA, we believe that the last few years and the next several years are watershed years for interactive products.  “Leading analysts forecast that the next generation of video game consoles may achieve household penetration rates approaching 70%, making them nearly as commonplace in American homes as video cassette recorders.”

Sales continue to grow - a record twelve (12) games sold more than one million units in 2004, with nine (9) of these twelve (12) being rated “E” or “T”, and fifty-two (52) console games sold more than five hundred thousand (500,000) units.  Additionally, fifty-five percent (55%) of the 2004 Top 20 selling computer games by units sold were Teen (11/20) with twenty-five percent (25%) Mature (5) and twenty percent (20%) rated Everyone (4).  The Top 20 selling console games were rated fifty-five percent (55%) as Everyone (11) followed by twenty-five percent (25%) Mature (5) and twenty percent (20%) Teen (4).  The NPD Group has announced it will be updating how PC Games in particular will be reported, to more accurately assess the impact of subscription-based online games (MMOs) as well as the industry impact from digital distribution.

NPD’s 2005 study found forty-two percent (42%) of most frequent gamers play online, with fifty-six percent (56%) being male and forty-four percent (44%) being female.  A full thirty-four percent (34%) of heads of households play games on a wireless device such as a cell phone or PDA reflecting a substantial increase from twenty percent (20%) in 2002.

Video Game Software And Hardware Industries. According to Michael Pachter, Interactive Entertainment Research Analyst for Wedbush Morgan, “The most successful publishers are those who build diverse libraries of branded games that produce sequels and recurring revenue streams.   With a base-load of steady, sequel-driven revenues, publishers have better visibility into their future performance, which leads to better planning and investment.  A less-volatile revenue and earnings model also leads to more confidence from Wall Street and higher public valuations.”

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

Computer gamers, however, most often purchase strategy 26.9%, family and children 20.3%, and shooter games 16.3%, followed by role-playing games 10%, adventure 5.9%, sports 5.4% and action games with 3.9%. Our games target both the strategy and family markets. Based upon Wedbush Morgan Securities’ research, every game in the top ten of 2002 independently generated more than a hundred million dollars ($100,000,000).

Principal Products or Services and Their Markets

Left Behind Video Games. Our mission is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences.  We intend to develop products to include the same types of compelling elements that have made interactive games popular for years, and yet offer a less graphic experience to the sexual themes and gratuitous violence currently found in many titles.  We plan to make all games visually and kinetically appealing.  We anticipate our titles will be classified as cross over into the action, strategy and adventure genres, and will likely receive either an “E” rating (appropriate for ages 6 and up) or a “T” rating (appropriate for ages 13 and up).

In order to accomplish these goals, our staff and advisory board have extensive experience and relationships with professionals from the video game industry, including producers, directors, artists, programmers, musicians and others.  Collectively, our management is experienced in the techniques that are essential to today’s interactive games, including video, photography, motion capture, 3D face and body rendering, programming technologies, computer graphics, stereo sound effects and music production.

Our initial product is Left Behind: Eternal Forces, the PC game (“EF”).  EF is a real time strategy game played by one (1) person or online by up to eight (8) players on PCs.  The game was launched in November 2006 and we have made nine (9) free updates to EF since the launch. EF has a “T” rating.  The game is loosely based on the Left Behind series, but is not specific to any one (1) of the Left Behind novels.

Our sequel product, Left Behind: Tribulation Forces, was launched in November 2007 and takes the real-time genre to an entirely new level.  Greater emphasis is placed upon the idea that spiritual weapons are more powerful for the Tribulation Forces than the use of guns.  Tribulation Forces includes the original forty (40) missions of Eternal Forces, with five (5) new in-depth missions.  As well, a new American Militia faction and enhanced artificial intelligence system provides gamers a more challenging experience.  Multiplayer features are enhanced and the world graphics have been substantially improved, along with new maps representing a larger portion of a post-apocalyptic New York City.

Charlie Church Mouse Games.  In July 2007, we obtained an exclusive license to sell three (3) PC games featuring Charlie Church Mouse (“CCM”) to the CBA market from the publisher of the CCM games.  The CCM games are educational software programs utilizing Bible stories designed for pre-school, kindergarten and early elementary age children.

Keys of the Kingdom Game.  On May 20, 2008, we acquired the publishing and distribution rights to the PC game, Keys of the Kingdom.  This new game features brain-teasing dynamics and inspirational scriptures.  We agreed to pay the author a royalty of fifteen percent (15%) of gross margin collected from our customers.

Social Networking Site. We have developed a social networking website named DreamWebSpace.com. DreamWebSpace is designed to be a family-friendly alternative to some of the popular social networking sites such as Fox’s Myspace.com. DreamWebSpace has more security, language filtering and more monitoring than many of the popular social networking sites. This website is now live and our objective is to eventually derive advertising revenue from DreamWebSpace.

Marketing

We used a variety of avenues for promoting and marketing the launch of EF in November and December 2006, including television, radio, print advertising, trade shows, as well as the Internet. We anticipate that the Internet will become a cost-effective method for developing brand awareness and promoting our products.

Interactive software publishers use various strategies to differentiate themselves and build competitive advantages within the industry such as platform focus, internal versus external development, third party distribution, international sales and game genre focus.  According to Michael Pachter of Wedbush Morgan, “Deciding which platforms to publish games for is one of the most important decisions a publisher faces.  Different game platforms require varying development costs, time to market, gross margins, and marketing budgets.”  Accordingly, we initially focused on the PC/Multi-player version of the game.  This strategy allowed us to focus on the development of our first game, without the required processes posed by licensors Sony, Microsoft and Nintendo on their various consoles.  We intend to release console and portable games into the marketplace in the future years with the intent to partner with larger publishing companies to limit the effective risk in releasing new titles.

The game is designed to support two (2) game modes, Storyline and Game World modes.  In Storyline mode, gamers will have the opportunity to interact within events from the novels.  In Game World mode, gamers will compete and fight for territory in an effort to defeat all opponents.  The gamers’ goal will be to fight against the Global Community (commanded by the Anti-Christ) with Tribulation Forces.  In One Player game mode, all opponents will be computer generated.  However, in Multi-player mode, gamers online will compete against each other.  Although we are not focused on the development of an Massive Multi-player Online Game (“MMOG”), at some point in the future, our game could migrate to the MMOG platform without tremendous changes in design, game play, storylines and structure.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

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

The Left Behind License. On October 11, 2002, the publisher of the Left Behind book series granted us an exclusive worldwide license to use the copyrights and trademarks relating to the storyline and content of the books in the Left Behind series of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet.

The license requires us to pay royalties based on the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems, and a smaller percentage of the gross receipts on other console game platform systems. According to the license agreement, we are required to guarantee a minimum royalty during the initial four-year term of the license, of which we have already paid a portion. This advance will be set off as a credit against all monies owed subsequently under the license. Currently, we are behind in our payments to the licensor. If these are not paid, in the event the licensor makes a demand, it could result in the termination of the license agreement. In such case, we shall continue to have the rights to sell all games in the marketplace along with all inventory already purchased.

Distribution Methods of the Products or Services

North American Market. We achieved significant distribution for EF in the holiday season of 2006 through a distribution agreement with COKeM International Ltd. We sold directly to GameStop and COKeM resold EF to a number of large retailers, including Sam’s Club, selected Wal-Mart stores, Target, Best Buy and Circuit City. We believe that EF was distributed at the traditional locations where many North American video gamers go to purchase and/or rent their video games.   That distribution agreement was subsequently mutually terminated.  We recently signed another distribution agreement with Victory Multimedia to distribute Tribulation Forces, the CCM games, Keys of the Kingdom and all new games into the traditional retail chains.

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

Our competitors vary in size from small companies to very large corporations, with far longer operating histories, and significantly greater financial, marketing and product development resources than us. Due to these greater resources, certain of our competitors will be able to undertake more extensive marketing and promotional campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable products, and devote substantially more money to game development than we can. We believe that the main competitive factors in the interactive entertainment software industry include product features and quality, compatibility of products with popular platforms, brand name recognition, access to distribution channels, marketing support, ease of use, price, and quality of customer service. There can be no assurance that we will be able to compete successfully with larger, more established video game publishers or distributors.

Our competitors could also attempt to increase their presence in our target markets by forming strategic alliances with other competitors. Such competition could adversely affect our gross profits, margins and results of operations. There can be no assurance that we will be able to compete successfully with existing or new competitors. Most of our competitors have substantially greater financial resources than us, and they have much larger staff allowing them to create more games.

Employees

We employ 16 full-time workers in the United States.

ITEM 2.   DESCRIPTION OF PROPERTY

We operate in a 3,500 square foot sales and distribution facility on 38340 Innovation Court in Murrieta, California under a lease agreement through October 2009. Its cost is $3,920 per month, with annual increases of three point four percent (3.4%).

Previously, our corporate offices consisted of a 3,500 square foot facility on 29995 Technology Drive in Murrieta, California under a lease agreement through May 2010. Its cost is $7,545 per month, with annual increases of four percent (4%).   We abandoned that facility in March 2008 and are seeking a resolution with the landlord.

Investment Policies

We do not have any investments in real estate or interests in real estate or investments in real estate mortgages other than that discussed above.  We also do not have any investments in any securities of or interests in persons primarily engaged in real estate activities.

Description of Real Estate and Operating Data

See above.

ITEM 3.   LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business. More than 6 months ago, we received a letter from our former President, and current director, Jeffrey Frichner, demanding payment of $37,500 pursuant to our Separation Agreement with him that is allegedly owed to him by us.

On March 13, 2008, we entered into a payment schedule with a stipulation of judgment with Leonard Linsker in the amount of $60,000. We failed to make those payments, and are presently seeking to have the original judgment in New York overturned, since Mr. Linsker’s claim was incorrectly filed against our Delaware subsidiary corporation, which has no relationship with Mr. Linsker.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fiscal year ended March 31, 2008.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

(a) Market for Common Equity and Related Stockholder Matters

Our common stock is traded  on NASD’s Over-the-Counter/Bulletin Board (“OTC.BB”) under the symbol “LFBG”.  The following table shows the high ask and low bid prices for the common stock for each quarter during the last two (2) fiscal years ended March 31.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Ask	Low Bid
Year ended 3/31/08
Quarter ended 6/30/07	$0.50	$0.17
Quarter ended 9/30/07	0.28	0.06
Quarter ended 12/31/07	0.16	0.03
Quarter ended 03/31/08	0.06	0.01

Year ended 3/31/07
Quarter ended 6/30/06	$3.92	$2.10
Quarter ended 9/30/06	5.88	2.36
Quarter ended 12/31/06	7.44	2.17
Quarter ended 03/31/07	2.45	0.18

Holders

As of July 7, 2008, there were approximately one thousand three hundred thirty (1,330) holders of record of our common and preferred stock.  There are no other outstanding options or rights to acquire shares.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain any future earnings to finance our operations.

Common Stock

We are authorized to issue two hundred million (200,000,000) shares of $0.001 par value common stock of which 144,569,223 shares are currently outstanding as of July 7, 2008. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

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

We entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services. The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in us, does not fall below one percent (1%) of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue that amount of stock to Charter Financial Holdings, LLC to maintain their ownership percentage. Charter Financial Holdings, LLC is not required to pay additional consideration for those shares.

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

On May 12, 2008, we designated 3,413,755 shares of our 10,000,000 authorized preferred stock as series B preferred. Such stock was designated to be used in future private offerings. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period. Subsequently, each series B preferred share has voting power equal to one vote of common stock.

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

(b)  Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2008, we received $2,058,836 in net proceeds from the sale of 50,556,334 shares of common stock.

During the fiscal year ended March 31, 2008, we also issued to independent third parties 8,337,230 shares of common stock for services provided, valued at $906,496 (based on the closing price on the respective grant date). We also issued 33,795,000 shares of common stock, valued at $1,125,086 (based on the closing price on the respective grant date), to certain employees and directors as additional compensation.  We also issued 930,000 shares for interest, valued at $61,870 (based on the closing price on the respective grant date), issued 7,704,628 shares valued at $127,693 (based on the closing price on the respective grant date) to convert accounts payable to equity and issued 880,000 shares of common stock for debt conversions.

During the fiscal year ended March 31, 2008, we issued 4,381,250 warrants to purchase shares of common stock all with an exercise price of $0.05. We have estimated the value of these warrants to be approximately $135,000.

Also during the fiscal year ended March 31, 2008, we issued 260,000 shares of common stock valued at $61,400 to accredited investors and 65,000 shares of common stock to the Broker-Dealer valued at $15,350 in association with our Bridge Loan borrowings of $130,000.

Three of our officers or former officers previously deferred a portion of their compensation, for which they had the right to convert to the Company’s common stock at prices ranging from $0.084 to $1.68 per share. As of March 31, 2007, all three of those officers or former officers elected to convert that deferred compensation into our common stock at the agreed conversion rates as follows:

—	Mr. Lyndon converted $188,542 of deferred compensation into 2,242,441 shares of our common stock.
—	Mr. Frichner converted $266,128 of deferred compensation into 2,721,463 shares of our common stock.
—	Mr. Axelson converted $126,043 of deferred compensation into 938,534 shares of our common stock.

In April 2008, we borrowed $18,000 from an investor under the convertible zero coupon note arrangement. As the convertible zero coupon note arrangement called for the investors to invest at a thirty six percent (36%) discount from the principal value of the Notes, the principal amount of this note is $28,125.

In April 2008, we borrowed $45,000 from an investor on a sixty 60 day basis.  That investor received 250,000 shares of common stock as interest. This note is in default as we did not repay it at the end of the term.

In April and May 2008, we borrowed an aggregate amount of $35,000 from a shareholder under six separate 60 day convertible notes.  These sixty (60) day convertible notes bear interest at twenty percent (20%) per annum and are convertible into our common stock at a price of $0.01 per share. Four of these notes are in default as we did not repay them at the end of their terms.

In April and May 2008, we borrowed $82,000 from four shareholders under one year convertible notes.  These one year convertible notes bear interest at ten percent (10%) per annum and are convertible into our common stock at a price of $0.01 per share.

On May 12, 2008, we designated 3,413,755 shares of our 10,000,000 authorized preferred stock as series B preferred. Such stock was designated to be used in future private offerings. Each share of series B preferred stock has voting power equal to two hundred (200) shares of common stock for the first twelve months.  Subsequently, each series B preferred share has voting power equal to one vote of common stock.

In May and June 2008, we borrowed $166,500 from four investors in four separate one year convertible notes bearing interest at ten percent per annum and received a conversion rate of $0.01 per share for loans of up to $100,000 and $0.005 per share on any amounts lent above $100,000.  As one investor lent us $150,000, that investor received a conversion rate of $0.005 on $50,000 and a rate of $0.10 on $100,000.  The other $16,500 came from three investors and they received a conversion rate of $0.01 per share.  As an additional inducement, these investors each received five shares of series B Preferred Stock for every dollar that they lent to us.

In June 2008, an investor that had previously lent us $120,000 agreed to convert his $120,000 principal amount plus accrued interest of $11,047 into the new one year convertible note instrument bearing the ten percent interest rate with a conversion rate to common stock of $0.005 per share.  As an additional inducement, that investor received five shares of series B Preferred Stock for every dollar that he converted into this instrument.

In June 2008, an investor that had participated in the Meyers Bridge Loan agreed to convert a total principal amount of $15,000 and accrued interest of $2,166 into the new one year convertible note instrument bearing a ten percent (10%) interest rate.

We believe the above-referenced transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D, Rule 506 because they do not involve a public offering. We believe that these sales of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum or a stock purchase agreement disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Issuance of Preferred Stock

In June 2004, holders of $150,000 in notes payable converted the outstanding principal of $150,000, accrued interest of $17,500 and the 1,793,123 shares of common stock held by them into 2,151,747 shares of our Series A preferred stock. The holders of Series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2008. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933. Ray Dixon, one of our former directors, purchased 717,249 shares through Southpointe Financial, and along with another investor, received a lien on the home of our chief executive officer, Troy Lyndon. The status of this lien is currently in dispute between the parties.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

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

We are an early stage company founded to develop and publish video game products based upon the popular Left Behind series of novels. We have the exclusive world-wide rights to the Left Behind book series and brand, for the purpose of making any form of electronic games, which includes video games. Left Behind novels and products are based upon fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil, which are very action oriented and supremely suitable for an engaging series of electronic games. According to the book publisher, Tyndale House Publishers, Left Behind’s series of books has sold more than 63 million copies. Accordingly, Left Behind branded products have generated more than $500 million at retail for the Left Behind book series. According to a Barna Research study, Left Behind has also become a recognized brand name by more than 1/3 of Americans. Our management believes that Left Behind products have experienced financial success, including the novels, children's books, graphic novels (comic books), movies, and music. Our interest in the Left Behind brand is limited to our license to make video games. We have no interest in, nor do we profit from any other Left Behind branded products.

Our rights to use the Left Behind brand to make electronic games is based solely on our license to develop, manufacture, market and distribute video game products based on the Left Behind series with the publisher of the Left Behind book series.

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the fiscal year ended March 31, 2008, we borrowed $130,000 under a Bridge Loan, borrowed $219,062 in zero coupon notes, borrowed a net $260,000 in other notes payable and raised net proceeds of $2,058,836 from the sale of 50,556,334 shares of our common stock. We continue to generate operating losses and have only just begun to generate revenues.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern”.

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

In connection with a regulatory review by the SEC of our Form 10-KSB for the fiscal year ended March 31, 2007, our management determined that our revenue recognition policies for sales of our product were not appropriate given the limited sales history of our product.  Historically, our revenue recognition policy was to record revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions.  After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, our management determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  For sales to our primary channel partner and most significant retail customer, revenues should have been deferred until the resale of the products to the end customers, or the “sell-through method.”  For sales to our on-line store customers, revenues should have been deferred until such time as the right of return privilege granted to the customers lapsed, which is thirty (30) days from the date of sale.  For sales to our Christian bookstore customers and all other customers, revenues should have been recognized on a cash receipts basis since these customers do not provide us with sell-through information and we may allow product returns from these customers from time to time. The impact on the consolidated financial statements for correcting these matters primarily resulted in recognizing deferred income on shipments until later periods and in certain cases permanent reductions in revenue when revenue was previously recognized upon shipment.

Furthermore, as part of the restatement process, we also determined that our largest retail customer had billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue.  In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31, 2007.

Consequently, we have restated our consolidated balance sheet as of March 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  The following Management’s Discussion and Analysis or Plan of Operation gives effect to the restatement discussed in Note 2 of the Notes to Consolidated Financial Statements.  The following discussion of our financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB annual report

Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Years Ended March 31, 2008 and March 31, 2007

Net Revenues

We recorded net revenues of $251,405 for the fiscal year ended March 31, 2008 compared to $292,190 in the fiscal year ended March 31, 2007, a decrease of $40,785, or fourteen percent (14%). The revenue level declined due to reduced sell through in large retail stores as we focused our sales efforts largely into the Christian bookstore market.  Revenues were also hindered due to our inability to produce and ship our four new games (three licensed Charlie Church Mouse games and our new Left Behind: Tribulation Forces game) until late in the holiday selling season due to a working capital shortage.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $446,704 for the fiscal year ended March 31, 2008 compared to $303,936 in the fiscal year ended March 31, 2007, an increase of $142,768, or forty seven percent (47%). Cost of sales - product costs consists of product costs and inventory-related operational expenses. Cost of sales - product costs increased because of an inventory reserve of $306,060 taken on our inventory of our original game, Left Behind: Eternal Forces.

Cost of Sales - Intellectual Property Licenses

We recorded cost of sales - intellectual property licenses of $7,775 for the fiscal year ended March 31, 2008 compared to $552,326 for the fiscal year ended March 31, 2007, a decrease of $544,551. Cost of sales - intellectual property licenses consists of certain royalty expenses, amortization of prepaid royalty costs and amortization of certain intangible assets. In particular, cost of sales - intellectual property licenses in the fiscal year ended March 31, 2007 included $500,000 of guaranteed minimum royalty expenses to the licensor of the Left Behind brand, $42,326 of music royalties and $10,000 related to a technology license.  In the fiscal year ended March 31, 2008, all of the cost of sales - intellectual property licenses related to royalties for sales the Charlie Church Mouse games.

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

	Fiscal Year Ended March 31,
	2008	2007	Change
Non-cash payments to consultants	$906,496	$7,435,004	$(16,528,508)
Stock grants to employees	1,125,088	1,865,381	(740,293)
Advertising and public relations expenditures associated with the launch of our product	156,909	1,217,962	(1,061,053)
Employee salaries, including payroll taxes	1,330,759	1,564,411	(233,652)
Communications expense	138,704	336,559	(197,855)
Insurance expense	131,977	164,100	(32,123)
Travel and entertainment	57,576	295,510	(237,934)
All other general & administrative expenses	1,192,709	1,537,429	(344,720)
Total selling, general & administrative expenses	$5,040,218	$24,416,356	$(19,376,138)

Selling, general and administrative expenses were $5,040,218 for the fiscal year ended March 31, 2008, compared to $24,416,356 for the fiscal year ended March 31, 2007, a decrease of $19,376,138 or 79%.  Selling, general and administrative expenses represented approximately 88% of our overall costs and expenses in the fiscal year ended March 31, 2008 compared to 92% in the fiscal year ended March 31, 2007.

Many of these selling, general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the fiscal years ended March 31, 2008 and 2007, we recorded expenses relating to these non-cash payments to consultants, including amortization of prepaid consulting expenses, of $906,496 and $17,435,004, respectively. This represented a $16,525,508 decrease during the year ended March 31, 2008. During the fiscal years ended March 31, 2008 and 2007, we also issued shares of common stock to our employees, valued at approximately $1,125,088 and $1,865,381, respectively, a decrease of $740,293. The overall decrease in non-cash charges attributable to stock-based compensation to consultants and employees was $17,268,801.

Other significant factors contributing to the decrease in selling, general and administrative expenses were advertising and public relations expenditures associated with the launch of our initial product. Our advertising and marketing expenses for the fiscal year ended March 31, 2008 were $156,909 compared to $1,217,962 in the fiscal year ended March 31, 2007, a $1,061,053 decrease.  Our advertising and marketing expenses were significantly lower in the fiscal year ended March 31, 2008 because we incurred the expense of the launch of our initial product launch in the prior fiscal year while we introduced a sequel game in the fiscal year ended March 31, 2008.

The remainder of the decrease was due to a variety of factors, including decreases in salaries and related costs of $233,625 due to staffing reductions, and decreases in other general and administrative expenses due to the overall downsizing of our operations to conserve cash.

Product Development Expenses

Product development expenses were $309,914 for the fiscal year ended March 31, 2008 compared to $1,209,154 for the fiscal year ended March 31, 2007, a decrease of $899,240 or 74%. This decrease was due to reductions in our internal development staff and group of outside contractors as the development work associated with our sequel game was substantially less than the development work associated with the initial game.

Net Loss

We reported a net loss of $6,227,296 for the fiscal year ended March 31, 2008, compared to a net loss of $26,265,560 for the fiscal year ended March 31, 2007, resulting in a reduced loss of $20,038,264. In addition, our accumulated deficit at March 31, 2008 totaled $42,040,009. These increases are attributable primarily to the factors discussed above.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008 we had $2,695 of cash compared to $14,965 of cash at March 31, 2007, a decrease of $12,270. At March 31, 2008, we had a working capital deficit of $3,098,173 compared to a working capital deficit of $1,743,726 at March 31, 2007.

Operating Activities

For the fiscal years ended March 31, 2008 and 2007, net cash used in operating activities was $2,487,487 and $5,115,073, respectively. The $2,627,585 decrease in cash used in our operating activities was primarily due to the decrease in our general and administrative expenses and research and development expenses as we reduced our expenditures over the fiscal year ended March 31, 2008 to conserve cash. The net losses for the fiscal years ended March 31, 2008 and 2007 were $6,227,696 and $26,265,560, respectively, a decrease of $20,037,864.

Investing Activities

For the fiscal years ended March 31, 2008 and 2007, net cash used in investing activities was $19,124 and $846,618, respectively. The decrease was attributable to curtailed purchases of property and equipment and payments for trademarks and royalties to conserve cash.

Financing Activities

For the fiscal years ended March 31, 2008 and 2007, net cash provided by financing activities was $2,494,341 and $5,583,223, respectively. The primary element of cash provided by financing activities in both fiscal years was cash raised through the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through March 31, 2008, we have raised approximately $9.3 million through funds provided by private placement offerings. This was sufficient to enable us to develop our first product and to make some improvements to that product. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of our development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

To date, we have financed our operations primarily through the sale of shares of our common stock.  During the fiscal year ended March 31, 2008, we borrowed $130,000 under a bridge loan, borrowed $219,062 in zero coupon notes, borrowed a net $260,000 in other notes payable and raised net proceeds of $2,058,836 from the sale of 50,556,334 shares of our common stock.  We continue to generate operating losses and have only just begun to generate revenues.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern”.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $3,098,173, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore, we will be required to seek additional funds to finance our long-term operations.

We are currently addressing our liquidity issue by continually seeking investment capital through the public markets, specifically, through private placements of common stock and debt. However, no assurance can be given that we will receive any funds in addition to the funds we have received to date.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At March 31, 2008, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the fiscal year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2008, we had no options outstanding and therefore believe the adoption of SFAS No. 123(R) had an immaterial effect on the accompanying consolidated financial statements.

We calculate stock-based compensation by estimating the fair value of each option using the Binomial Lattice option pricing model. Our determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Binomial Lattice option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur. We account for stock-based awards to non-employees by using the fair value method.

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

Historically, we recorded revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions, or the “ship-to method.”  After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, we determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate sales returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  As a result, we have revised our revenue recognition policies.

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

For sales to our on-line store customers, revenues are deferred until such time as the right of return privilege granted to the customers lapses, which is thirty (30) days from the date of sale for unopened games.

For sales to our Christian bookstore customers and all other customers that cannot provide us with sell-through information and for which we may accept product returns from time to time, revenues are recognized on a cash receipts basis.

In the future, we intend to continue using the sell-through methodology from customers that supply us with sell through reports.  We also plan to continue recognizing sales on our on-line store after a one month lag to allow for the right that we have given our on-line customers to return unopened games for thirty (30) days.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the years ended March 31, 2008 and 2007, we had no such types of arrangements.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements

ITEM 7.  FINANCIAL STATEMENTS

The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 15, 2008, our Board of Directors dismissed KMJ Corbin & Company LLP (“KMJ Corbin") as our independent registered public accounting firm.  The decision to change principal accountants was approved by the Board of Directors of the Company.

The reports of KMJ Corbin on our consolidated financial statements for the year ended March 31, 2007, did not contain an adverse opinion or disclaimer of opinion.  Their opinion was not qualified or modified as to uncertainty, audit scope, or accounting principle other than a going concern qualification.

During the year ended March 31, 2007 and through February 15, 2008, there were no disagreements with KMJ Corbin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KMJ Corbin, would have caused it to make reference thereto in its reports on the financial statements for such years.

On February 15, 2008, our Board of Directors appointed Haskell & White LLP as its new independent registered public accounting firm.

During our fiscal year ended March 31, 2007 and through the subsequent interim period ended September 30, 2007, neither we nor anyone on our behalf consulted Haskell & White LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

During the years ended March 31, 2007, 2006 and 2005 and through September 30, 2007 there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the date (the "Evaluation Date") March 31, 2008.

 As disclosed in our Form 8-K dated November 19, 2007, our Board of Directors authorized us to amend and restate our consolidated financial statements and other financial information for the year ended March 31, 2007, and the quarters ended December 31, 2006 and June 30, 2007, after concluding that our former revenue recognition policies for sales of our product were not appropriate given the limited sales history of our products.

In connection with the restatement, our CEO and our then CFO considered the effect of these matters on the adequacy of our disclosure controls and procedures as of the end of the period covered by the Annual Report on Form 10-KSB for the year ended March 31, 2007.  The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that it results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the restatement described above, the following material weakness was identified in the our assessment of the effectiveness of disclosure controls and procedures as of and subsequent to March 31, 2007:

i)

We did not maintain adequate internal controls over financial reporting due to the lack of appropriate technical review of its sales arrangements and revenue accounting.

As a result of this weakness, our management and board of directors determined steps to improve internal controls related to these material weaknesses to ensure that the errors will not occur again and that our disclosure controls and procedures are operating at the reasonable assurance level.   We believe that we have now remediated this weakness.

Based upon that evaluation, our CEO concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal control over financial reporting was not effective as of March 31, 2008 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2008 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, including tax reporting.

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures.  We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, or has raised significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Management’s report is deemed furnished rather than filed, for purposes of liability under Section 18 of the 1934 Act.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 8B.  OTHER INFORMATION.

Not applicable

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Our directors and executive officers as of July 7, 2008, include the following persons:

Name	Age	Position

Troy A. Lyndon	43	Chairman & Chief Executive Officer

Leslie Bocskor	43	Director

Michael Knox	47	Director

Troy A. Lyndon, Chief Executive Officer and Chairman of the Board of Directors, age 43, is our CEO.  As the former CEO of Studio Arts Multimedia, Inc., he managed and worked to develop six (6) multi-million dollar video game projects for Corel Corporation.  Previously, Mr. Lyndon served as President of Park Place Productions where he managed operations, including the publication and/or development for over fifty (50) video game projects.  Park Place Productions under Mr. Lyndon’s leadership, became North America’s largest independent video game development company.  Mr. Lyndon has over twenty (20) years experience in the management and development of software projects, including computer and video game products such as Madden Football, Batman Returns, Defender of the Crown, and Street Fighter.  Mr. Lyndon is also a recipient of the Entrepreneur of the Year award from Inc. Magazine, Merrill Lynch and Ernst & Young.  Mr. Lyndon has also served many ministries and Christian publishers, including the Billy Graham Evangelistic Association, Campus Crusade for Christ International, the Bright Media Foundation, the publisher of the Left Behind book series and Biblesoft.

Leslie Bocskor, director, age 43, is the President of Lenox Hill Partners, LLC, formerly known as Venture Catalyst LLC, a New York-based consulting firm advising public and early stage companies with outsourced c-level assistance; funding, team building, board expansion, strategic partnerships, mergers and acquisitions and strategic relationships.  Mr. Bocskor is a repeat-entrepreneur and has been involved as a banker, advisor, executive or board member with publicly traded companies for nearly twenty (20) years.  From 1995-1999, Mr. Bocskor was one of the co-founders of Mason Cabot, a boutique investment banking firm.  Mr. Bocskor is the co-founder and chairman of the Action Arts League, a New York-based arts and cultural charitable organization.

Michael Knox, director, age 46, is the Vice President of V2P Communications, one of the world’s leading Internet audio marketing firms.  Mr. Knox is also a recipient of the Entrepreneur of the Year award from Inc. Magazine, Merrill Lynch and Ernst & Young.  From 1995 to 2001, Mr. Knox served as President for OmniNet Media.com, Executive Producer for Narrow Broadcastings, Inc. and VP Business Development for IRI Entertainment.  From 1989 to 1994, Mr. Knox served as Chief Executive Officer of Park Place Productions, which became North America’s largest independent developer of video games, developing more than fifty (50) computer and video game projects.

Significant Employees

None.

Family Relationships

None.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to us and filings made with the SEC, we believe that, during the fiscal year ended March 31, 2008, Section 16(a) filing requirements applicable to its directors, officers, and greater than ten percent (10%) beneficial owners were complied with.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards.

Corporate Governance

We currently do not have a corporate governance committee.

Nominating Committee

We currently do not have a nominating committee.

Audit Committee

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board currently does not have an independent audit committee.

ITEM 10.

EXECUTIVE COMPENSATION

Our compensation discussion and analysis addresses the following topics with respect to Named Executive Officer (“NEO”) compensation processes and decisions:

(a) General

Our Board has not yet appointed a Compensation Committee, so the full Board is responsible for establishing our overall compensation strategy, with support from management and consultants.  To date, however, our Board has not approved the compensation of our management.  The Board also oversees our current stock option plan, and is responsible for administering the plan.

Our compensation arrangements reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment.

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation we have historically paid to our executive officers have consisted of equity compensation, generally in the form of grants of our common stock.

Our Board and management have not yet established a consensus on policies or guidelines with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers.  In general, our Board believes that a greater percentage of the compensation of the most senior members of our management should be performance-based.  In future fiscal years, our Board anticipates adopting more formal and structured compensation policies and programs, including the formation of a compensation committee.  At such time, our Board will endeavor to implement policies designed to attract, retain and motivate individuals with the skills and experience necessary for us to achieve our business objectives.  These policies will also serve to link pay with measurable performance, which, in turn, should help to align the interests of our executive officers with our shareholders.

Our Board meets in-person at least five (5) times per year.  It also meets as necessary, either in person or via telephone to discuss compensation and other issues.  It met fifteen (15) times during the past fiscal year.  Our Board works with our management in carrying out its responsibilities.

Base Salary

Our Chief Executive Officer

We hired Troy A. Lyndon as our CEO in 2002.  Mr. Lyndon’s employment agreement with us provides for an annual base salary of $150,000.  In the future, based upon revenue benchmarks, this amount can increase commensurate with our increased revenues, to a maximum salary of $300,000 per year.  The terms of Mr. Lyndon's employment agreement include certain incentive bonuses.  Under the agreement, Mr. Lyndon may achieve increases in his annual salary and varying levels of bonuses once we achieve certain revenue benchmarks.  The initial benchmark to receive an increase in his salary over the current level of $150,000 and to receive a bonus is $4 million for a fiscal year.  Mr. Lyndon has not earned a bonus under an agreement because we have not reached the revenue target of $4 million.

Our Chief Financial Officer

We hired James B. Frakes as our as our CFO in November 2006.  Our employment agreement with Mr. Frakes provides for an initial annual salary of $140,000 with $10,000 payments upon the filing of each 10-KSB.  Subsequently, his annual salary was increased to $180,000.  Mr. Frakes resigned in March 2008.  Mr. Frakes currently provides financial consulting services to us.

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

Equity Compensation

Our Board plans to begin granting equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us.  We implemented the 2006 Stock Incentive Plan in January 2007 (the “Plan”).  We did not grant any options to our executive officers or employees under this plan in the fiscal year ended March 31, 2008.

We may make future awards of stock options to our executive officers under the Plan.  We reserve the discretion to pay compensation to our executive officers that may not be deductible.

In early 2008, we issued stock grants outside of the Plan to various employees, each subject to various terms, including a three (3) year vesting period as follows:

Name	Title	Shares Granted
Troy Lyndon	Chief Executive Officer	10,000,000 shares
Leslie Bocskor	Director (via Lenox Hill Partners)	5,000,000 shares
Doug Milnor	Chief Operating Officer	4,000,000 shares
James Frakes	Former Chief Financial Officer	4,000,000 shares
Kevin Hoekman	Producer	2,000,000 shares
John Salvador	Director of Investor Relations	1,500,000 shares
Other employees		4,000,000 shares

We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates.  Authority to make equity-based awards to executive officers rests with the board, which considers the recommendations of our CEO and other executive officers.

Deferred Compensation

Three (3) of our officers or former officers previously deferred a portion of their compensation, which they have the right to convert to our common stock at prices ranging from $0.084 to $1.68 per share.  All three of those officers or former officers elected to convert that deferred compensation into our common stock at the agreed conversion rates as follows:

—	Mr. Lyndon converted $188,542 of deferred compensation into 2,242,441 shares of our common stock.
—	Mr. Frichner converted $266,128 of deferred compensation into 2,721,463 shares of our common stock.
—	Mr. Axelson converted $126,043 of deferred compensation into 938,534 shares of our common stock.

Severance and Change of Control Payments

Our Board believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time.

Our employment agreement with Mr. Lyndon provides that, if Mr. Lyndon is terminated without cause, he is entitled to receive an amount equal to six (6) months’ base compensation.  We believe that the termination provisions of Mr. Lyndon’s employment agreement are comparable to those in effect for chief executive officers of companies comparable to us, in terms of size, revenue, profitability and/or nature of business.

Perquisites

Each of our executive officers receives similar perquisites.  We have agreed to reimburse each executive officer for all reasonable travel, entertainment and other expenses incurred by them in connection with the performance of their duties and obligations.  Certain of our executive officers receive an automobile allowance and payment of other automobile expenses.  Pursuant to his employment agreement, Mr. Lyndon receives a monthly car allowance of up to $1,000, plus actual maintenance, repair and insurance costs.  Mr. Frichner also received a car allowance of up to $1,000, plus actual maintenance, repair and insurance costs, when he was employed by us.

We also provide health insurance for Mr. Lyndon and Mr. Frakes under his consulting agreement.

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

(b) Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended March 31, 2008, March 31, 2007 and March 31, 2006 or that was earned by our CEO and our other executive officers is detailed in the following table.

Name and Principal Position	Year		Salary			Stock Awards (3)		All Other Compensation			Total
Troy A. Lyndon	2008		$150,000			$300,000		$8,831			$458,831
Chairman and Chief Executive Officer	2007 2006		150,000 120,973			-- --		41,739 --	(1)		191,739 120,973

Jeffrey S. Frichner	2008		$--			$--		$--			$--
Former President	2007 2006		143,800 126,878			-- --		49,729 --	(2)		193,529 126,878

James B. Frakes	2008		$160,800			$120,000		$--			$280,800
Former Chief Financial Officer	2007		71,564	*		131,475		--			203,039

Kevin Hoekman	2008		$120,000			$60,000		$--			$180,000
Senior Producer	2007		108,992	*		554,000		--			662,992

David Klein Former Senior Vice President	2008 2007	$	-- 88,846	*	$	-- 355,500	$	-- --		$	-- 444,346

______________________

(1)

Includes $31,000 paid as Board attendance fees and $10,739 as automobile related compensation.

(2)

Includes $31,000 paid as Board attendance fees and $18,729 as automobile related compensation.
Mr. Frichner resigned as President in June 2007.

(3)

Stock grants are valued as of the grant date.

*

Indicates that the applicable officer served as such for only a portion of the fiscal year indicated.

(c) Narrative Disclosure to Summary Compensation Table

See above.

(d) Outstanding Equity Awards at Fiscal Year-End Table

(e) Additional Narrative Disclosure

(f) Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended March 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Troy A. Lyndon (1)	--	300,000	--	--	--	--	300,000

Leslie Bocskor (2)	--	150,000	--	--	--	--	150,000

Michael Knox (3)	--	30,000	--	--	--	--	30,000

(1)

The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2008 are 10,000,000 and 0.

(2)

The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2008 are 5,000,000 and 0.  Includes a 1,000,000 share grant to Lenox Hill Partners.

(3)

The aggregate number of stock awards and options awards issued and outstanding as of March 31, 2008 are 1,000,000 and 0.

Directors Compensation Program

Currently, our directors do not receive compensation. It is anticipated, however, that each of our directors may receive compensation at some point in the future.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 12, 2008 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the SEC pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock.  As of July 7, 2008, there were 144,569,223 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of July 12, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.

The table below sets forth all persons (including any group) who are known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned (1)	Percentage of Class

Troy A. Lyndon 25060 Hancock, Suite 103 Box 110 Murrieta, California 92562	Common Stock	13,729,598	9.5%

James B. Frakes	Common Stock	4,175,000	2.9%
25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562

Leslie Bocskor (2) 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock	6,200,000	4.3%

Michael Knox 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock	1,000,000	0.7%

Demos Pappasavvas (3)	Common Stock	51,509,316	35.6%

Total (total 4 officers and directors)		76,613,914	53.0%

  ______________________

(1)	Calculates outstanding securities plus securities that may be acquired within the next 60 days.
(2)	Includes beneficial ownership of shares issued to Venture Catalyst, LLC and Lenox Hill Partners, a firm in which Mr. Bocskor has a significant ownership.
(3)	Includes 46,209,316 shares underlying convertible notes payable. Mr. Pappasavvas has authorized management to vote his shares underlying the convertible notes for a one year period.

Changes in Control

We have not entered into any arrangements which may result in a change in our control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

LB Games Ukraine was established to provide software development and consulting services and is currently providing these services only to us.  LB Games Ukraine is eighty-five percent (85%) owned by our CEO.  Pursuant to the LB Games Ukraine operating agreement, our CEO is required to fund operations as needed in relation to his ownership interest in LB Games Ukraine.  During the period ended March 31, 2006, we contributed approximately $5,600 to LB Games Ukraine on behalf of our CEO to provide working capital to LB Games Ukraine.  This transaction was eliminated in consolidation.

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to this entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity.  LB Games Ukraine’s sole asset is cash which has an approximate balance of $2,600 at March 31, 2007.  During the years ended March 31, 2007 and 2006, we paid approximately $171,000 and $180,000, respectively, for software development services provided by LB Games Ukraine, which has been recorded as research and development costs.

As a result of reductions in the operations of LB Ukraine at our request, subsequent to March 31, 2008, we agreed to pay certain obligations of LB Ukraine to certain Ukrainian organizations and authorities, which is estimated to be approximately $50,000.

Parents

None.

Promoters and Control Persons

Not applicable.

Director Independence

We currently have three (3) directors, Messrs. Troy A. Lyndon, Leslie Bocskor and Michael Knox.  Mr. Lyndon is not independent as he is our CEO and Chairman of our Board.  We consider Messrs. Bocskor and Knox to be independent.

In determining whether directors are independent, we have developed the following categorical standards for determining the materiality of relationships that the directors may have with us.  A director shall not be deemed to have a material relationship with us that impairs the director's independence as a result of any of the following relationships:

1.

the director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to us and the amount of all payments from us to such entity during the most recently completed fiscal year was less than two percent (2%) of such entity’s consolidated gross revenues;

2.

the director is the beneficial owner of less than five percent (5%) of the outstanding equity interests of an entity that does business with us;

3.

the director is an executive officer of a civic, charitable or cultural institution that received less than the greater of $1 million or two percent (2%) of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from us or any of our subsidiaries for each of the last three (3) fiscal years;

4.

the director is an officer of an entity that is indebted to us, or to which we are indebted, and the total amount of either our or the business entity's indebtedness is less than three percent (3%) of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.

the director obtained products or services from us on terms generally available to customers of us for such products or services.  The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management directors.  To enable the Board to evaluate each non-management director, in advance of the meeting at which the review occurs, each non-management director shall provide the Board with full information regarding the director’s business and other relationships with us, our affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and us, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above.  Following the receipt of such information, the Board shall re-evaluate the director's independence.

ITEM 13.   EXHIBITS.

Exhibits and Description of Exhibits

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

* Incorporated by reference from Form 8-K filed on June 13, 2007

** Incorporated by reference from Form 8-K filed on February 10, 2006

*** Incorporated by reference from Form 10-SB filed on February 23, 2004

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Haskell & White, LLP billed us $11,500 for the review of our interim financial statements included in our quarterly report for the period ended December 31, 2007.

KMJ Corbin & Company LLP billed us $134,870 and $102,350 for audit fees during the years ended March 31, 2008 and 2007, respectively.

Audit Fees. The aggregate fees billed for the years ended March 31, 2008 and 2007 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended March 31, 2008 and 2007 for the audit or review of our financial statements that are not reported under Audit Fees.

All Other Fees. The aggregate fees billed above for the years ended March 31, 2008 and 2007 included services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents.

Financial Policies and Procedures. Our management has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, management pre-approves both the type of services to be provided by Haskell & White, LLP and KMJ Corbin & Company LLP and the estimated fees related to these services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES INC.
(Registrant)

July 15, 2008	By:	/s/ Troy A. Lyndon Troy A. Lyndon Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

July 15, 2008	/s/ TROY A. LYNDON (Troy A. Lyndon)	Chief Executive Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

July 15, 2008	/s/ MICHAEL KNOX	Director
(Michael Knox)

July 15, 2008	/s/ LESLIE BOCSKOR	Director
(Leslie Bocskor)

LEFT BEHIND GAMES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Left Behind Games Inc.

We have audited the accompanying consolidated balance sheet of Left Behind Games Inc. (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Left Behind Games Inc. as of March 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 4 to the consolidated financial statements, the Company has incurred significant and continuing operating losses, has negative working capital of approximately $3 million, has negative cash flows from operations through March 31, 2008, has an accumulated deficit at March 31, 2008 and is in default on certain debt.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California

July 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Left Behind Games Inc.

We have audited the accompanying consolidated balance sheet of Left Behind Games Inc. (the “Company’) as of March 31, 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Left Behind Games Inc. as of March 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through March 31, 2007, and has an accumulated deficit at March 31, 2007. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2, the Company’s consolidated financial statements as of March 31, 2007 and for the year then ended have been restated.

/s/ KMJ Corbin and Company LLP

Irvine, California

July 16, 2007 (November 19, 2007 as to the effects of the restatement discussed in Note 2)

LEFT BEHIND GAMES INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND 2007

_________________________________________________________________________________________________

	March 31,	March 31,
	2008	2007
ASSETS		(Restated)
		(See Note 2)
CURRENT ASSETS:
Cash	$2,695	$14,965
Accounts receivable, net of allowances of $63,292 and $68,825 as of March 31, 2008 and 2007, respectively	830,374	862,621
Inventories, net of reserves of $306,060 and $25,834 as of March 31, 2008 and 2007, respectively	69,199	394,605
Debt issuance costs	14,872	359,133
Prepaid royalties	17,225	--
Other prepaid expenses and current assets	75,576	38,846
Total current assets	1,009,941	1,670,170
Property and equipment, net	216,872	368,313
Intangible assets, net	18,375	43,441
Other assets	52,372	52,373
	$1,297,560	$2,134,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,608,438	$2,039,672
Royalty payable	250,000	250,000
Advances from related parties	56,023	73,000
Notes payable, net	604,240	395,056
Deferred income – product sales	480,090	555,845
Deferred revenue	100,323	100,323
Total current liabilities	4,099,114	3,413,896

Convertible zero coupon notes, net of discount of $210,422 at March 31, 2008	8,641	--
Deferred rent	1,427	5,257
Total liabilities	4,109,182	3,419,153

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500 as of March 31, 2008 and 2007, respectively	3,586	3,586
Common stock, $0.001 par value; 200,000,000 shares authorized; 138,433,090 and 35,904,898 shares issued and outstanding as of March 31, 2008 and 2007	138,374	35,842
Shareholder notes receivable	(70,000)	--
Additional paid-in-capital	39,156,427	34,488,429
Accumulated deficit	(42,040,009)	(35,812,713)
Total stockholders' equity (deficit)	(2,811,622)	(1,284,856)
	$1,297,560	$2,134,297

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2008 and March 31, 2007

_________________________________________________________________________________________________

	For the Year Ended March 31,
	2008	2007
		(Restated)
		(See Note 2)
Net revenues	$251,405	$292,190

Costs and expenses:
Cost of sales - product costs	446,704	303,936
Cost of sales - intellectual property licenses	7,775	552,326
Selling, general and administrative	5,040,218	24,416,356
Product development	309,914	1,209,154

Total costs and expenses	5,804,611	26,481,772

Operating loss	(5,553,206)	(26,189,582)

Other income (expense):
Interest expense	(637,566)	(77,526)
Other income (expense)	(32,524)	2,348
Total other expense, net	(670,090)	(75,178)

Loss before provision for income taxes	(6,223,296)	(26,264,760)
Provision for income taxes	4,000	800

Net loss	$(6,227,296)	$(26,265,560)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.08)	$(1.25)

Weighted average common shares outstanding:
Basic and diluted	76,681,517	21,069,797

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2008 and March 31, 2007

_________________________________________________________________________________________________

					Additional
	Preferred Series A		Common Stock		Paid-in	Stockholder	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
							(Restated)	(Restated)
							(See Note 2)	(See Note 2)
Balance, March 31, 2006	3,586,245	$3,586	15,298,669	$15,299	$12,729,907	$(100,000)	$(9,547,153)	$3,101,639

Issuance of common stock for cash, net of offering costs of $426,686	-	-	4,917,009	5,168	5,260,949	-	-	5,266,117
Offset to note payable to related party	-	-	-	-	(50,000)	-	-	(50,000)
Issuance of common stock pursuant to bridge loan	-	-	880,000	880	402,120	-	-	403,000
Issuance of common stock to employees	-	-	576,666	577	1,864,804	-	-	1,865,381
Issuance of common stock to consultants	-	-	8,389,887	8,116	13,805,688	-	-	13,813,804
Cancellation of stockholder note receivable	-	-	(59,771)	(100)	(99,900)	100,000	-	-
Issuance of common stock for conversion of accrued salaries	-	-	5,902,438	5,902	574,811	-	-	580,713
Sale of stock warrants	-	-	-	-	50	-	-	50
Net loss (restated)	-	-	-	-	-	-	(26,265,560)	(26,265,560)
Balance, March 31, 2007 (restated)	3,586,245	3,586	35,904,898	35,842	34,488,429	-	(35,812,713)	(1,284,856)
Issuance of stockholder note receivables	-	-	1,100,000	1,100	78,900	(80,000)	-	--
Issuance of common stock for cash	-	-	49,456,334	49,460	2,009,375	-	-	2,058,835
Collection of cash under stockholder note	-	-	-	-	-	10,000	-	10,000
Issuance of common stock pursuant to bridge loan	-	-	325,000	325	76,425	-	-	76,750
Issuance of common stock to employees	-	-	33,795,000	33,795	1,091,291	-	-	1,125,086
Conversion of debt to equity	-	-	880,000	880	109,120	-	-	110,000
Issuance of common stock to consultants	-	-	8,337,230	8,337	898,159	-	-	906,496
Shares issued as interest	-	-	930,000	930	60,940	-	-	61,870
Interest expense related to beneficial conversion feature on bridge loan conversions	-	-	-	-	83,600	-	-	83,600
Issuance of common stock in payment of accounts payable	-	-	7,704,628	7,705	119,988	-	-	127,693
Discount on notes payable for warrants issued	-	-	-	-	140,200	-	-	140,200
Net loss	-	-	-	-	-	-	(6,227,296)	(6,227,296)
Balance, March 31, 2008	3,586,245	$3,586	138,433,090	$138,374	$39,156,427	$(70,000)	$(42,040,009)	$(2,811,622)

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2008 and March 31, 2007

_________________________________________________________________________________________________

	For the Year Ended March 31,
	2008	2007
		(Restated)
		(See Note 2)
Cash flows from operating activities:
Net loss	$(6,227,296)	$(26,265,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,630	235,707
Loss on disposal of assets	37,764	3,970
Amortization of debt issuance costs	442,540	52,867
Amortization of note discount	8,642	--
Interest paid in common stock	61,870	--
Beneficial conversion feature on partial conversion of bridge loan	83,600	--
Provision for bad debts	--	68,825
Provision for inventory reserve	306,060	25,834
Gain on forfeiture of deferred compensation	--	(118,050)
Impairment loss on license	--	60,000
Estimated fair value of common stock issued to consultants for services	906,496	17,360,804
Estimated fair value of common stock issued to employees and directors for services	1,125,088	1,865,381

Changes in operating assets and liabilities:
Accounts receivable	32,247	(931,446)
Inventories	19,346	(420,439)
Prepaid expenses and other current assets	(36,730)	565
Other assets and prepaid royalties	(17,078)	539,668
Accounts payable and accrued expenses	688,919	1,743,450
Deferred revenue	--	100,323
Deferred income – product sales	(75,755)	555,845
Deferred rent	(3,830)	5,257
Deferred salaries	--	1,926
Net cash used in operating activities	(2,487,487)	(5,115,073)

Cash flows from investing activities:
Payments for trademarks and prepaid royalties	(19,124)	(433,088)
Purchases of property and equipment	--	(413,530)
Net cash used in investing activities	(19,124)	(846,618)

Cash flows from financing activities:
Debt issuance costs	(16,900)	(41,000)
(Repayments) borrowings from related party, net	(16,977)	23,000
Borrowings under notes payable	676,093	408,284
Principal payments under notes payable	(216,710)	(73,228)
Payments received under notes receivable for stock	10,000	--
Sale of stock warrants	--	50
Proceeds from issuance of common stock, net of issuance costs	2,058,835	5,266,117
Net cash provided by financing activities	2,494,341	5,583,223
Net decrease in cash	(12,270)	(378,468)
Cash at beginning of period	14,965	393,433
Cash at end of period	$2,695	$14,965

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended March 31, 2008 and March 31, 2007

_________________________________________________________________________________________________

	For the Year Ended March 31,
	2008	2007
		(Restated)
		(See Note 2)
Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$--	$1,074

Income taxes	$800	$800

Supplemental disclosure of non-cash investing and financing activities:

Commitment to pay royalties under a license agreement	$--	$250,000

Cancellation of stockholder note and related shares	$--	$100,000

Issuance of common stock in exchange for notes receivable	$70,000	$--

Issuance of note payable for financing of insurance policy	$85,649	$60,000

Issuance of common stock as deferred financing costs in Connection with issuance of promissory notes	$76,750	$371,800

Issuance of common stock to pay accounts payable	$127,693	$--

Conversion of debt into common stock	$110,000	$--

Discount on convertible notes payable	$210,422	$--

Conversion of deferred compensation liabilities into common stock	$--	$580,713

Amounts paid on behalf of the Company by a related party	$--	$50,000

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

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

We hold an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale.

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

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to this entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has an approximate balance of $163 at March 31, 2008. During the years ended March 31, 2008 and 2007, we paid approximately $171,000 and $180,000 respectively, for software development services provided by LB Games Ukraine, all of which has been eliminated in consolidation.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

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

The following table presents the effects of the restatement adjustments on the accompanying consolidated financial statements for the year ended March 31, 2007:

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Operations
Net sales	$768,237	$292,190	$(476,047)
Cost of sales – product costs	598,530	303,936	(294,594)
Total costs and expenses	26,776,366	26,481,772	294,594
Operating loss	(26,008,129)	(26,189,582)	(181,453)
Net loss	$(26,084,107)	$(26,265,560)	$(181,453)
Net loss per common share — basic and diluted	$(1.24)	$(1.25)	$(0.01)

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Balance Sheet
Accounts receivable, net	$502,660	$862,621	$359,961
Inventories	$380,174	$394,605	$14,431
Total current assets	$1,295,778	$1,670,170	$374,392
Total assets	$1,759,905	$2,134,297	$374,392
Deferred income – product sales	$—	$555,845	$555,845
Total current liabilities	$2,858,051	$3,413,896	$555,845
Total liabilities	$2,863,308	$3,419,153	$555,845
Accumulated deficit	$(35,631,260)	$(35,812,713)	$(181,453)
Total stockholders equity	$(1,103,403)	$(1,284,856)	$(181,453)
Total liabilities and stockholders’ equity	$1,759,905	$2,134,297	$374,392

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

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

The revenue restatement adjustments primarily resulted in revenue being deferred and recognized in subsequent periods.  The revenue restatement adjustments had a corresponding impact to cost of sales and relate principally to the same major reasons for which revenue was adjusted. The reasons for the revenue and cost of sales adjustments and the impact on net loss include the following:

			Net sales	Cost of sales	Gross Profit
Reasons for Adjustments
Impact from change to sell-through accounting	(a	)	$(451,047)	$(294,594)	$(156,453)
Recognition of additional co-op sales arrangement with a large retail customer	(b	)	(25,000)	--	(25,000)

Total adjustments			$(476,047)	$(294,594)	$(181,453)

(a)

Sales from distributors were deferred and will be recognized in subsequent periods due to converting from the ship-to basis to the sell-through basis of accounting for revenue (See Note 3 – “Revenue Recognition”).

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

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2008 and 2007, we did not have balances in excess of the FDIC insurance limit.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

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

Inventories

Raw materials, work in process and finished goods are stated at the lower of average cost (which approximated FIFO) or market.

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

Intangible Assets

License Agreement

The cost of the License Agreement is amortized on a straight-line basis over its terms (see Notes 7 and 8).

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The trademark costs are being amortized on a straight-line basis over their estimated useful lives. During the year ended March 31, 2008, the Company recorded $44,190 of amortization expense related to its capitalized trademark costs, which included an accelerated amortization of costs associated with certain trademarks in the amount of $39,672 since it was uncertain whether the Company could recoup the capitalized costs through future cash flows associated with that trademark. During the year ended March 31, 2007, the Company recorded $2,766 of amortization expense related to its capitalized trademark costs.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

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

Our license agreement requires payments of royalties to the licensor.  The license agreement provides for royalties to be calculated as a specified percentage of sales and provides for guaranteed minimum royalty payments. Royalties payable calculated using the agreement percentage rates are being recognized as cost of sales as the related sales are recognized.  Guarantees advanced under the license agreement are recorded as a component of cost of sales during the period in which the Company is contractually obligated to make minimum guaranteed royalty payments.

During the year ended March 31, 2008, we recorded expense of $7,775 related to the Charlie Church Mouse license.  During the year ended March 31, 2007, we recorded expense of $552,326, of which $500,000 related to our minimum guarantee under the Tyndale license, $42,326 related to music royalties and $10,000 to a technology license.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of March 31, 2008, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

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

We calculate stock-based compensation by estimating the fair value of each option using the Binomial Lattice option pricing model. Our determination of the fair value of share-based payment awards is made as of the respective dates of grant using the option pricing model and that determination is affected by our stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Binomial Lattice option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same for the periods presented as the effect of warrants and convertible deferred salaries on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. If such amounts were included in diluted loss per share, they would have resulted in weighted average common shares of 1,688,058 and 21,244,535 for the years ended March 31, 2008 and 2007, respectively.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ equity (deficit). We determined that the translation gain or loss did not have a material impact on our stockholders’ equity (deficit) as of March 31, 2008 and 2007. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the years ended March 31, 2008 and 2007.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the years ended March 31, 2008 and 2007.

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

Historically, we recorded revenue upon shipment of product to our channel partners and direct customers then adjusted for a reserve to cover anticipated product returns and/or future price concessions, or the “ship-to method.”  After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer and (iii) the competitive conditions in the software industry, we determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate sales returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.  As a result, we have revised our revenue recognition policies.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the years ended March 31, 2008 and 2007, we recorded a total of $0 and $125,766, respectively, under such types of arrangements.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

_________________________________________________________________________________________________

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 as of the beginning of fiscal 2007 and the adoption of SFAS No. 154 did not have a material impact on our consolidated financial condition or results of operations.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on April 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adopted FIN 48 effective April 1, 2007. There was no impact on our consolidated financial statements as a result of the implementation of FIN 48.

In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. We have not yet determined the effect adoption of SFAS No. 157 will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If we elect the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the effects on future consolidated financial statements.

In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of April 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

We did not recognize any additional liability for unrecognized tax benefit as a result of the implementation.  As of March 31, 2008, we did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did we increase our liability for any tax positions in the current year.  Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

We expect resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, we do not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

We will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense.  As of March 31, 2008, we have not recognized liabilities for penalty and interest as we do not have liability for unrecognized tax benefits.

We are subject to taxation in the US and various states.  Our tax years for 2004, 2005, and 2006 are subject to examination by the taxing authorities.  With few exceptions, we are no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2004.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." SAB 108 has not had a material impact on our financial position, results of operations, and cash flows.

In November 2007, the EITF issued a consensus on EITF 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, "Business Combinations" ("SFAS 141") which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we are first required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ending March 31, 2008. We will not be required to have our auditor attest to management's assessment until our fiscal year ending December 31, 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

Customer Concentrations

During the years ended March 31, 2008 and 2007, one customer accounted for 33% and 46% of net sales, respectively.  That customer also accounted for 49% of our accounts receivable at March 31, 2008.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $6,227,296 and $26,265,560 during the years ended March 31, 2008 and 2007, respectively, and had an accumulated deficit of $41,040,009 at March 31, 2008. In addition, we used cash in our operations of $2,487,487 and $5,115,073 during the years ended March 31, 2008 and 2007, respectively.  Additionally, we are in default on certain notes payable.

Over the past year, we have significantly reduced our cost of operations. The size of our operations was reduced from 75 workers in 3 countries to less than 20 in the USA, and we consolidated our offices into one location in Murrieta, California. A new Board of Directors took office on December 3, 2007 and we hired Douglas Milnor as our Chief Operating Officer. We are currently pursuing a new product strategy of developing intellectual property (new products) aimed at leveraging existing products which are modified to become inspirational for significantly less than our previous product development expenses. This is evidenced by our cost of development for our new PC Game, ‘Keys of the Kingdom’ which was announced at the recent International Christian Retail Show. In the past year, we have successfully built a direct-to-store distribution channel to more than 1,500 stores and this year, plans to increase revenue from the mainstream, inspirational and direct-to-consumer sales channels. We also have reassigned resources to expand distribution internationally in Australia, UK and South Africa and through our relationships with major ministries and churches. A new program is underway to provide consumers an opportunity to buy our products in exchange for a donation to be made to their favorite charity, church or ministry. We expect to continue to reduce costs and increase margins as was evidenced by our per unit cost drop in the past year from $3.63 to $1.50. We plan to continue to control and reduce costs where necessary in an effort to reach profitability. Management plans to raise additional capital in the later half of 2008 to fund ongoing business operations and to then reevaluate capital needs upon a review of sales performance resulting from the upcoming holiday season.

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

NOTE 5 - INVENTORIES

Inventories consisted of the following at March 31, 2008 and 2007:

	2008	2007
Raw Materials	$287,564	$344,457
Finished Goods	87,695	75,982
	375,259	420,439
Less Reserve	(306,060)	(25,834)
Total Inventories	$69,199	$394,605

We established an inventory reserves of $306,060 and $25,834 in the fiscal years ended March 31, 2008 and 2007 to cover product obsolesce associated with our initial game.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2008 and 2007:

	2008	2007
Office furniture and equipment	$66,985	$66,985
Leasehold improvements	106,010	187,413
Computer equipment	200,756	205,756
	373,751	460,154

Less accumulated depreciation	(156,879)	(91,841)

	$216,872	$368,313

Depreciation expense for the years ended March 31, 2008 and 2007 was $116,440 and $83,332, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2008 and 2007:

	2008	2007
License	$5,850	$5,850
Trademarks	65,331	46,207
	71,181	52,057

Less accumulated amortization	(52,806)	(8,616)

	$18,375	$43,441

Amortization expense related to the license agreement was $3,819 for the year ended March 31, 2007. The license agreement was fully amortized at March 31, 2007. Trademarks are amortized on a straight-line basis over their lives. The estimated amortization expense of the trademarks is as follows:

Fiscal Year Ending March 31,	Amount
2008	$1,624
2009	1,624
2010	1,624
2011	1,624
2012	1,624
Thereafter	10,255
$18,375

NOTE 8 - RELATED PARTY TRANSACTIONS

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $2,559 at March 31, 2007. During the years ended March 31, 2008 and March 31, 2007, we paid approximately $171,000 and $180,000 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

During 2007, the Company determined it owed its chief executive officer a total of $50,000 as part of a capital transaction that was entered into during a prior period.  Additionally, we borrowed funds from our chief operating officer.  As of March 31, 2008 and 2007, the balance was $56,023 and $50,000, respectively, and is included in advances from related party in the accompanying consolidated balance sheet.

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

During the year ended March 31, 2007, the holders of the deferred compensation elected to convert all of their deferred salaries into 5,902,438 common shares based on the value of the common stock in effect at the time the salary was earned.

As of March 31, 2007, we no longer had any deferred salaries due to our officers.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following for the years ended March 31:

	2008	2007
Current:
Federal	$-	$-
State	4,000	800
	4,000	800

Deferred:
Federal	1,178,000	2,302,000
State	250,000	486,000
	1,428,000	2,788,000
Less change in valuation allowance	(1,428,000)	(2,788,000)
	-	-
	$4,000	$800

No current provision for federal income tax is required for the years ended March 31, 2008 and 2007, since the Company incurred net operating losses through March 31, 2008.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$5,020,000	$3,522,000
Payroll related	78,000	17,000
Allowance for doubtful accounts	26,000	28,000
Deferred rent	1,000	2,000
Depreciable and amortizable assets	4,000	28,000
Inventory reserves	118,000	10,000
Unearned revenue	40,000	284,000
	5,287,000	3,891,000
Less valuation allowance	(5,287,000)	(3,891,000)

Net deferred tax assets	$--	$--

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

The provision for income taxes for both fiscal 2008 and 2007 was $800, respectively, and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	2008	2007
Computed tax benefit at federal statutory rate	$(2,116,000)	$(8,949,000)
State income tax benefit, net of federal effect	1,000	500
Increase in valuation allowance	1,428,000	2,788,000
Non-deductible stock compensation	691,000	6,537,000
Other	--	(375,700)
	$4,000	$800

As of March 31, 2008, the Company had net operating loss carryforwards of approximately $25,300,000 available to offset future taxable Federal and state income. The Federal and state net operating loss carryforwards expire at various dates through 2026 and 2016, respectively.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

NOTE 11 - STOCKHOLDERS’ EQUITY - CONTINUED

During the fiscal year ended March 31, 2008, we received $2,058,835 in net proceeds from the sale of 49,456,334 shares of common stock.

During the fiscal year ended March 31, 2008, we also issued to independent third parties 8,337,230 shares of common stock for services provided, valued at $906,496 (based on the closing price on the respective grant date). We also issued 33,795,000 shares of common stock, valued at $1,125,088 (based on the closing price on the respective grant date), to certain employees and directors as additional compensation.  We also issued 930,000 shares for interest, valued at $61,870 (based on the closing price on the respective grant date), issued 7,704,628 shares valued at $127,693 (based on the closing price on the respective grant date) to convert accounts payable to equity and issued 880,000 shares of common stock for debt conversions.

During the fiscal year ended March 31, 2008, we issued 4,381,250 warrants to purchase shares of common stock all with an exercise price of $0.05 (see Note 14). We have estimated the value of these warrants to be approximately $135,000.

Also during the fiscal year ended March 31, 2008, we issued 260,000 shares of common stock valued at $61,400 to accredited investors and 65,000 shares of common stock to the Broker-Dealer valued at $15,350 in association with our Bridge Loan borrowings of $130,000.

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

In prior periods, we issued shares of common stock to consultants for service contracts. During the fiscal years ended March 31, 2008 and 2007, we amortized a total of $0 and $3,515,000, respectively, to consulting expense related to these service contracts.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

NOTE 11 - STOCKHOLDERS’ EQUITY - CONTINUED

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

The holders of series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2008.

See Note 17 for discussion of subsequent authorization of additional preferred stock designated as series B preferred stock.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

NOTE 12 - STOCK WARRANTS

From time to time, we issue warrants pursuant to equity financing arrangements.

The fair value of each warrant granted during the years ended March 31, 2008 and 2007 to consultants and other service providers is estimated using the Black-Scholes (fiscal year 2007) and Binomial Lattice (fiscal year 2008) option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) volatility of 83% to 186%, (iii) weighted-average risk-free interest rates of 4.50% to 4.74%, and (iv) expected lives of three years.

The following table represents a summary of the warrants outstanding at March 31, 2008 and 2007 and changes during the years then ended:

	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	174,738	$ 2.23	--	--
Issued	4,381,250	0.05	224,738	$ 2.07
Expired/forfeited	--	--	(50,000)	$ 1.50
Exercised	--	--	--	--

Outstanding and exercisable, end of year	4,555,988	$ 0.13	174,738	$ 2.23

Weighted average fair value of warrants issued		$ 0.05		$ 2.86

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Black-Scholes and Binomial Lattice option pricing models:

Years Ended March 31,
	2008	2007

Risk free interest rate	4.51%-4.85%	4.50% - 4.74%
Average expected life	3 years	3 years
Expected volatility	182.0% - 186.0%	83% - 165%
Expected dividends	None	None

The following table summarizes information about warrants outstanding at March 31, 2008:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$2.25	172,592	1.17
$0.50	2,146	1.76
$0.05	4,381,250	2.80
	4,555,988

The outstanding warrants at March 31, 2008 are immediately exercisable.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

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

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration.  In March 2008, we abandoned this space.

In October 2006, we entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space is being used for both administrative, sales and warehouse purposes. For the fiscal years ended March 31, 2008 and 2007, we recorded approximately $322,343 and $109,000, respectively, of rent expense.  Rent expense in the fiscal year ended March 31, 2008 included a net charge of $176,031 related to the lease abandonment.

Future minimum monthly payments due under these leases are as follows:

Year Ending March 31,
2009	$42,749
2010	25,431
$68,180

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

Music Licenses

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.  We have calculated and accrued the amount due to this licensor as of March 31, 2007 and recorded that provision for licensing fees to cost of goods sold. In May 2007, this arrangement was subsequently modified to $0.025 for the master license and $0.025 for the performance license (see Note 17 - Subsequent Events). We have accrued license fees relating to this arrangement of approximately $47,000, of which $25,000 has been paid, and charged that expense to our cost of sales during the year ended March 31, 2007.  We subsequently removed the licensed music from our game and therefore, did not record any such expense in the year ended March 31, 2008.

In November 2006, we also entered into an agreement with a second record company for the use of certain music recordings to be used in connection with our game production. That license agreement also requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and remains in effect for three years. We have accrued license fees relating to this arrangement of approximately $10,000, of which $5,000 has been paid, and charged that expense to our cost of sales during the year ended March 31, 2007. We subsequently removed the licensed music from our game and therefore, did not record any such expense in the year ended March 31, 2008.

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

Also, under the terms of the agreement, we issued to Great Eastern warrants to purchase shares of our common stock equal to 10% of the gross proceeds divided by the closing price of our common stock on the date on which the transaction is consummated. The exercise price is equal to 150% of the average per share price of the corresponding equity transaction. As of March 31, 2007, we have issued 169,245 warrants to Great Eastern. Using the Binomial Lattice option pricing model, using the assumptions noted below, the Company has determined the estimated fair value of those warrants to be $270,928, which has been recorded as offering costs in additional paid-in capital for the fiscal year ended March 31, 2007.   We had no business activity with Great Eastern during the year ended March 31, 2008.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2007 and 2006

_________________________________________________________________________________________________

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

As of March 31, 2008, 5,493 warrants were outstanding with Barron Moore and Bathgate. Using the Black-Sholes option pricing model, assuming an expected exercise term of 3 years, a risk-free rate of 4.62-4.74% and estimated volatility of 151-165%, we have determined the estimated fair value of those warrants to be $16,368 which was recorded as offering costs during fiscal year 2007.

The following table is a recap of capital that we raised, commissions paid and warrants (all of which remain exercisable) issued to Barron Moore, Bathgate and Great Eastern:

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

Left Behind License

On October 11, 2002, Tyndale granted us an exclusive worldwide license, as amended, to use the copyrights and trademarks relating to the storyline and content of the books in the LEFT BEHIND series of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet. The License was initially set to expire on December 31, 2006, subject to automatic renewal for three additional three-year terms so long as Tyndale was paid royalties in an aggregate amount equal to or in excess of $1,000,000 during the initial term and $250,000 during each renewal term.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

The License requires us to pay the following royalties: (i) 4% of the gross receipts on console game platform systems and (ii) 10% of the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems. We were required to guarantee a minimum royalty of $250,000 during the initial four-year term of the License. We also were required to pay $100,000 to Tyndale as an advance against future royalties payable to Tyndale under the License agreement, all of which we paid by in fiscal 2003 (see below).

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

Litigation

We are subject to litigation from time to time in the ordinary course of our business. More than 6 months ago, we received a letter from our former President, and current director, Jeffrey Frichner, demanding payment of $37,500 pursuant to our Separation Agreement with him that is allegedly owed to him by us.  We have accrued this amount as an accrued expense in the accompanying consolidated balance sheet.

On March 13, 2008, we entered into a payment schedule with a stipulation of judgement with Leonard Linsker in the amount of $60,000. We failed to make those payments, and are presently seeking to have the original judgment in New York overturned, since Mr. Linsker’s claim was incorrectly filed against our Delaware subsidiary corporation, which has no relationship with Mr. Linsker.  We have accrued this amount as an accrued expense in the accompanying consolidated balance sheet.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

NOTE 14 - NOTES PAYABLE

During the fiscal year ended March 31, 2008 we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

The following table is a recap of our notes payable outstanding as of March 31, 2008:

Financing of insurance premiums	$29,240
Loans from investors	260,000
Bridge loan (see Note 16)	315,000
Convertible zero coupon notes	219,063
Discount against zero coupon notes	(210,422)
Total notes payable	$612,881

Future minimum principal payments required under our notes payable are as follows:

Year Ending March 31,	Principal Amount	Less Discount	Notes Payable, Net
2009	$604,240	$--	$604,240
2010	--	--	--
2011	219,063	(210,422)	8,641
	$823,303	$(210,422)	$612,881

We entered into two insurance financing arrangements in September 2007 and November 2007. The insurance financing arrangements are unsecured, expire in July 2008 and August 2008, require monthly principal payments of $1,213 and $6,400 and accrue interest at rates of 9.3 percent and 8.51 percent, respectively.

In the three months ended March 2008, we received $140,200 from twelve investors in the form of convertible zero coupon notes (the “Notes”).  The investors funded the Notes at various times over the March 2008 quarter.  The Notes called for the investors to invest at a 36% discount from the principal value of the Notes.  The notes have a three year term and are convertible to our common stock at $0.025 per share.  At this point in time, none of the investors have chosen to convert their Notes.  There is no prepayment penalty to the Notes.

As an inducement for the investors to enter into the Notes, we granted to each investor on the date of his Note a warrant to purchase Common Stock shares (“Warrant Shares”), collectively with the shares issued upon conversion of the Notes, with the shares vesting pro-rata during the three year term, or upon conversion of the Note to Common Stock. All Warrant Shares have an exercise price of $0.05 (“Exercise Price”) and are exercisable for a term of three years by cash exercise only. The warrants have a three year life and vest over that same three year period.

We evaluated the criteria of paragraphs 12-32 of EITF 00-19, with regards to the warrants granted as part of the Notes. As required by FSP EITF 00-19-2, the evaluation was performed without regard to the contingent obligation to transfer consideration or liquidated damages. We concluded that the warrants appear to meet the conditions in paragraphs 12-32 of EITF 00-19 for equity classification.

The warrants were valued at $135,000 under the Binomial Lattice valuation approach based on a three year life, risk free interest rates ranging from 4.51% to 4.85% and volatilities ranging from 182% to 186%.

Based upon the valuation of the warrants and the 36% original issue discount, we recorded an initial note discount of $219,063, which fully covered the principal amount of the convertible zero coupon notes.  This note discount will be amortized over the three year term of each Note with the amortization charged to interest expense.  The amortization for the March 2008 quarter was $8,641.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

No charge for the beneficial conversion feature was made because the note discount fully discounted the cash received and principal value of the Notes.

During the fiscal year ended March 31, 2008, we borrowed from certain shareholders under short term promissory notes.  Certain of those notes were secured by our assets and required interest payments in our common stock.  The interest rates ranged from 10% to 24%.  At March 31, 2008, we owed $260,000 under these short term notes, which are either due or will become due within 60 days.  We also are in default on the Meyers bridge loans (see Note 16) and certain other notes payable.

NOTE 15 - DEFERRED REVENUES

 In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the fiscal year ended March 31, 2007. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of March 31, 2008.

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

We agreed to provide the investors in this Bridge Offering the same registration rights provided to investors in our next private placement. In the event that a private placement is not completed at our election within 90 days from the completion of this Bridge Offering, we agreed to file with the SEC within 120 days from the final completion of this Bridge Offering a registration statement under the Securities Act of 1933, as amended, concerning the resale of the shares of our Common Stock included in the Bridge Units.   We have not filed such registration statement.

As of March 31, 2008, we received an aggregate $386,600 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we would need to repay to the investors was $450,000. As of March 31, 2008, that amount was later reduced to $340,000 due to partial conversions to equity and by a partial repayment (see below). During the year ended March 31, 2008, we recorded $31,848 of interest expense related to the agreed ten percent interest rate under the Bridge Loan. Overall, we paid Meyers cash commissions of $57,900 on the amount funded, of which $16,900 was paid during the year ended March 31, 2008. These commissions were recorded to debt issuance costs and are being amortized over the one year term of the Bridge Loan.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2008 and 2007

_________________________________________________________________________________________________

As of March 31, 2008, we issued an aggregate 900,000 shares to the investors as part of the Bridge Units and 225,000 shares to Meyers as part of their compensation. Overall, we valued the 900,000 shares issued to the investors at $358,200, of which $61,400 was related to the issuance of 260,000 shares during the year ended March 31, 2008, based on the closing market price of our stock on the days in which the funding events occurred and capitalized that amount to debt issuance costs on our March 31, 2008 consolidated balance sheet. Overall, the shares issued to Meyers were valued at $221,650, of which $15,350 was related to the issuance of 65,000 shares during the year ended March 31, 2008, based on the closing market price of our stock and were also capitalized to debt issuance costs on our March 31, 2008 condensed consolidated balance sheet. Those costs are being amortized to interest expense over the term of the loan. We charged $397,292 of the debt issuance costs to interest expense in the year ended March 31, 2008 and we will charge the remaining amount to interest expense over the remainder of the one year term of the Bridge Loan.

Two of the investors in the Bridge Loan subsequently agreed to convert their aggregate note balances of $110,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital. We also accelerated the unamortized value of the debt issuance costs attributable to their notes. This resulted in additional interest expense of $40,617 that was recorded in the year ended March 31, 2008. Since the effective conversion price of the 880,000 shares issued to convert that $110,000 of debt was $0.125 per share and that conversion price was $0.095 less than the closing price of $0.22 on the date of conversion, we also recorded an additional interest charge of $83,600 relating to that beneficial conversion in the year ended March 31, 2008.

In the year ended March 31, 2008, we made a partial repayment of $25,000 to one of the investors in the Bridge Loan.  As a result of this repayment, we accelerated the remaining amount of debt financing costs of $5,042 attributable to that investor and charged that amount to interest expense.

The combination of the $110,000 in conversions and the $25,000 partial repayment reduced the amount outstanding under the Bridge Loan as of March 31, 2008 to $315,000.

NOTE 17 - SUBSEQUENT EVENTS

In April 2008, we borrowed $18,000 from an investor under the convertible zero coupon note arrangement (see Note 14).  As the convertible zero coupon note arrangement called for the investors to invest at a 36% discount from the principal value of the Notes, the principal amount of this note is $28,125.

In April 2008, we borrowed $45,000 from an investor on a 60 day basis.  That investor received 250,000 shares of common stock as interest.   This note is in default as we did not repay it at the end of the term.

In April and May 2008, we borrowed an aggregate amount of $35,000 from a shareholder under six separate 60 day convertible notes.  These sixty day convertible notes bear interest at twenty percent per annum and are convertible into our common stock at a price of $0.01 per share.  Four of these notes are in default as we did not repay them at the end of their terms.

In April and May 2008, we borrowed $82,000 from four shareholders under one year convertible notes.  Those one year convertible notes bear interest at ten percent per annum and are convertible into our common stock at a price of $0.01 per share.

On May 12, 2008, we designated 3,413,755 shares of our 10,000,000 authorized preferred stock as series B preferred. Such stock was designated to be used in future private offerings. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period.  Subsequently, each series B preferred share has voting power equal to one vote of common stock.

In May and June 2008, we borrowed $166,500 from four investors in four separate one year convertible notes bearing interest at ten percent per annum and received a conversion rate of $0.01 per share for loans of up to $100,000 and $0.005 per share on any amounts lent above $100,000.  As one investor lent us $150,000, that investor received a conversion rate of $0.005 on $50,000 and a rate of $0.01 on $100,000.  The other $16,500 came from three investors and they received a conversion rate of $0.01 per share.  As an additional inducement, these investors each received five shares of series B Preferred Stock for every dollar that they lent to us up to $100,000 and ten shares for every dollar lent over $100,000.

In June 2008, an investor that had previously lent us $120,000 (see Note 14) agreed to convert his $120,000 principal amount plus accrued interest of $11,047 into the new one year convertible note instrument bearing the twenty percent interest rate with a conversion rate to common stock of $0.005 per share.  As an additional inducement, that investor received ten shares of series B preferred stock for every dollar that he converted into this instrument.

In June 2008, an investor that had participated in the Meyers Bridge Loan (see Note 16) agreed to convert a total principal amount of $15,000 and accrued interest of $2,166 into the new one year convertible note instrument bearing the ten percent interest with a conversion rate to common stock of $0.01 per share.

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