Form 10-Q
period 2008-06-30
LEFT BEHIND GAMES INC.
filed 2008-08-19
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____to_____

COMMISSION FILE NUMBER 000-50603

LEFT BEHIND GAMES INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	91-0745418
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25060 HANCOCK AVENUE,SUITE 103 BOX 110, MURRIETA, CA 92562
(Address of principal executive offices) (Zip Code)

(951) 894-6597
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO  ☒

As of August 15, 2008, the registrant had outstanding 148,859,681 shares of common stock, $.001 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash	$1,117	$2,695
Accounts receivable, net	844,649	830,374
Inventories, net	83,056	69,199
Debt issuance costs	--	14,872
Prepaid royalties	14,750	17,225
Prepaid expenses and other current assets	3,392	75,576
Total current assets	947,964	1,009,941

Property and equipment, net	181,373	216,872
Intangible assets, net	17,969	18,375
Other assets	51,162	52,372
Total assets	$1,197,468	$1,297,560

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,950,327	$2,608,438
Royalty payable	250,000	250,000
Advances from related parties	41,213	56,023
Notes payable, net of discounts	695,115	604,240
Deferred income – product sales	544,974	480,090
Deferred revenue	100,323	100,323
Total current liabilities	4,581,952	4,099,114

Convertible zero coupon notes, net of discount	29,241	8,641
Deferred rent	1,427	1,427
Total liabilities	4,612,620	4,109,182

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 10,000,000
shares authorized; 3,586,245 shares issued and outstanding;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 3,413,755 shares authorized; 2,392,966 shares and 0 issued and outstanding
as of June 30, 2008 and March 31, 2008, respectively	2,393	--
Common stock, par value $0.001 per share; 100,000,000 shares authorized;144,607,181 and 138,433,090 shares issued and
outstanding as of June 30, 2008 and March 31, 2008, respectively	144,549	138,374
Additional paid-in capital	39,516,682	39,156,427
Stockholder note receivable	(70,000)	(70,000)
Accumulated deficit	(43,012,362)	(42,040,009
	(3,415,152)	(2,811,622)
Total liabilities and stockholders' deficit	$1,197,468	$1,297,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended

June 30, 2008 and 2007

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
		(Restated)
Net revenues	$60,552	$114,702

Costs and expenses:
Cost of sales – product costs	60,415	74,445
Cost of sales – intellectual property costs	2,475	--
General and administrative	800,867	1,108,678
Product development	51,127	103,002
Total costs and expenses	884,884	1,286,125

Operating loss	(824,332)	(1,171,423)

Other expense:
Interest and other debt expenses	143,334	140,239
Other expense	4,820	1,387
Total other expense	148,164	141,626

Loss before provision for income taxes	(972,496)	(1,313,049)

Provision for income taxes	--	2,400

Net loss	$(972,496)	$(1,315,449)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	143,687,458	41,593,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(972,496)	$(1,315,449)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	22,186	30,405
Interest paid in common stock	5,500	--
Loss on disposal of assets	4,820	1,387
Estimated fair value of common stock issued to
consultants for services	90,567	249,357
Estimated fair value of common stock issued to
employees and directors for services	1,500	93,325
Amortization of debt discount and
debt issuance costs	67,128	118,739
Provision for inventory reserve	16,220
Changes in operating assets and liabilities:
Accounts receivable	(14,275)	313,879
Inventory	(30,077)	24,747
Prepaid expenses	3,685	(14,896)
Other assets and prepaid royalties	68,916	--
Accounts payable and accrued expenses	367,414	(55,100)
Deferred income – product sales	64,884	(350,252)
Deferred rent	--	1,433

Net cash used in operating activities	(304,028)	(902,425)

Cash flows from investing activities:

Payments for trademarks and prepaid royalties	--	(6,090)

Net cash used in investing activities	--	(6,090)

Cash flows from financing activities:

Debt issuance costs	--	(16,900)
Proceeds from the issuance of notes payable	346,500	130,000
Principal repayments of notes payable	(29,240)	(69,723)
Payments on advances from related party	(14,810)	(23,000)
Proceeds from the issuance of common stock	--	883,800

Net cash provided by financing activities	302,450	904,177

Net increase in cash	(1,578)	(4,338)

Cash at beginning of period	2,695	14,965

Cash at end of period	$1,117	$10,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
		(Restated)
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$--	$503

Income taxes	$--	$2,400

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock in exchange for note receivable	$--	$25,000

Issuance of common stock as debt issuance costs	$--	$76,750

Exchange of equipment for settlement of accounts payable	$8,899	$1,440

Cancellation of insurance policy	$3,412	$--

Discount on convertible notes payable	$281,470	$--

Conversion of accrued expenses to notes payable	$13,212	$--

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

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

We were incorporated on August 27, 2002 under the laws of the State of Delaware for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We completed the development of our first video game based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”) and as of November 2006 began commercially selling the video game to retail outlets nationwide.

We hold an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale. Our common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "LFBG.OB".

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.  The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-KSB for the year ended March 31, 2008. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2009.

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

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - CONTINUED

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

Furthermore, as part of the restatement process, we also determined that our largest retail customer had billed us for a $25,000 co-operative advertising campaign that we had not previously recorded as a reduction to our revenue.  In connection with the restatement, we deducted the $25,000 amount from our revenue in the fiscal year ended March 31, 2007. However, that customer subsequently agreed to cancel their invoice for this co-operative advertising campaign and paid us that $25,000 in July 2008

The following table presents the effects of the restatement adjustments on the accompanying consolidated financial statements for the three months ended June 30, 2007:

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Operations
Net sales	$56,815	$114,702	$57,887
Cost of sales – product costs	20,652	74,445	53,793
Total costs and expenses	1,232,332	1,286,125	53,793
Operating loss	(1,175,517)	(1,171,423)	4,094
Loss before provision for income taxes	(1,317,143)	(1,313,049)	4,094
Net loss	$(1,319,543)	$(1,315,449)	$4,094

Net loss per common share — basic and diluted	$(0.03)	$(0.03)	$--

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	(902,425)	(902,425)	--
Net cash used in investing activities	(6,090)	(6,090)	--
Increase in cash and cash equivalents	904,177	904,177	--

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 3 -

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

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2008 and 2007, we did not have balances in excess of the FDIC insurance limit.

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

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The trademark costs are being amortized on a straight-line basis over their estimated useful lives. During the three months ended June 30, 2008, the Company recorded $406 of amortization expense related to its capitalized trademark costs. During the three months ended June 30, 2007, the Company recorded $1,129 of amortization expense related to its capitalized trademark costs.

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

During the three months ended June 30, 2008, we recorded expense of $2,400 related to the Charlie Church Mouse license.  During the three months ended June 30, 2007, we did not record any expense related to royalties.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of June 30, 2008, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

As of March 31, 2008, we had net operating loss carryforwards of approximately $25,300,000 available to offset future taxable Federal and state income.  The Federal and state net operating moss carryforwards expire at various dates through 2026 and 2016, respectively.  Section 382 of the Internal Revenue Code may limit utilization of our Federal and state net operating loss carryforwards upon any change in control of the Company.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Basic and Diluted Loss per share

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with SFAS No. 128, "EARNINGS PER SHARE."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 82,261,090 and 3,760,983 potentially dilutive common shares outstanding for the three months ended June 30, 2008 and 2007, respectively, have not been included in loss per share calculations.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ equity (deficit). We determined that the translation gain or loss did not have a material impact on our stockholders’ equity (deficit) as of June 30, 2008 and March 31, 2008. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three month period ended June 30, 2008 and 2007.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three month periods ended June 30, 2008 and 2007.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, related party advances, notes payable and accrued expenses. The carrying amounts of these financial instruments, except for the notes payable, approximate their fair value due to their short maturities or based on rates currently available to the Company for notes payable.  The fair values for our notes payable are not readily determinable and it would be cost prohibitive to provide a fair value estimate.

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

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three month periods ended June 30, 2008 and 2007, we did not record any such types of arrangements.

EQUITY INSTRUMENTS FOR SERVICES PROVIDED BY OTHER THAN EMPLOYEES

We follow SFAS No. 123-R (as interpreted by Emerging Issues Task Force ("EITF") Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES") ("EITF No. 96-18") to account for transactions involving goods and services provided by third parties where we issue equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123-R, we account for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

We apply EITF No. 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

(a)  For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).

(b)  For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.

(c)  For any transactions not meeting the criteria in (a) or (b) above, we re-measure the consideration at each reporting date based on its then current stock value.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of our common stock. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and EITF No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the estimated fair value of the BCF is recorded, when applicable, in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective yield basis.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS 157 was originally effective for fiscal years and interim periods within those fiscal years, beginning after November 15, 2007, but was partially delayed by one year for non-financial assets and liabilities as detailed within FASB Staff Position 157-2. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of our warrant liabilities is determined based on observable market based inputs or unobservable inputs that are not corroborated by market data, which is a Level 3 classification.

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model (no warrants were valued in the three months ended June 30, 2007):

Three Months Ended June 30, 2008
Risk free interest rate	4.68%
Average expected life	3 years
Expected volatility	181.7%
Expected dividends	None

We did not make any changes to our valuation techniques in the quarter ended June 30, 2008.

We are currently evaluating the impact of adoption as it relates to non-financial assets, but do not believe there will be a material impact on the consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, of SFAS No. 159 on our consolidated financial statements and have not yet elected to use the fair value option.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Customer Concentrations

During the three month periods ended June 30, 2008 and 2007, one customer accounted for 51% and 19% of our net revenues, respectively, and one other customer accounted for 0% and 43% of our net revenues, respectively.  As of June 30, 2008 and March 31, 2008, such customers together represented 53% and 53% of our accounts receivable, respectively.

NOTE 4 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have started generating revenue but have incurred net losses of $972,496 and $1,315,449 during the three month periods ended June 30, 2008 and 2007, respectively, and had an accumulated deficit of $43,012,362 at June 30, 2008. In addition, we used cash in our operations of $304,028 and $902,425 during the three month periods ended June 30, 2008 and 2007, respectively.  Additionally, we are in default on certain notes payable and subject to certain defaults/judgments, which among other matters, raises significant doubt about our ability to continue as a going concern. We have not generated significant revenue or any profit from operations since inception. Our current financial resources are insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

Over the past year, we have significantly reduced our cost of operations. The size of our operations was reduced from 75 workers in 3 countries to less than 5 full-time and 3 part-time employees in the USA, and we consolidated our offices into one location in Murrieta, California. A new Board of Directors took office on December 3, 2007 and we hired Douglas Milnor as our Chief Operating Officer. We are currently pursuing a new product strategy of developing intellectual property (new products) aimed at leveraging existing products which are modified to become inspirational for significantly less than our previous product development expenses. This is evidenced by our cost of development for our new PC Game, ‘Keys of the Kingdom’ which was announced at the recent International Christian Retail Show. In the past year, we have successfully built a direct-to-store distribution channel to more than 1,500 stores and this year, plans to increase revenue from the mainstream, inspirational and direct-to-consumer sales channels. We also have reassigned resources to expand distribution internationally in Australia, UK and South Africa. A new program is underway to provide consumers an opportunity to buy our products in exchange for a donation to be made to their favorite charity, church or ministry. We expect to continue to reduce costs and increase margins as was evidenced by our per unit cost drop in the past year from $3.63 to $1.50. We plan to continue to control and reduce costs where necessary in an effort to reach profitability. Management plans to raise additional capital in the latter half of 2008 to fund ongoing business operations and to then reevaluate capital needs upon a review of sales performance resulting from the upcoming holiday season.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We are also seeking to merge with another entity which has achieved higher revenue levels or which has the near-term potential to accomplish significant revenue levels. Meanwhile, we plan to continue to provide for our capital requirements by issuing additional equity securities. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 4 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS – CONTINUED

These matters, among others, raise substantial doubt about the ability of LBG to continue as a going concern.  These accompanying consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE 5 – INVENTORIES

Inventories consisted of the following at June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008
Raw Materials	$287,564	$287,564
Finished Goods	117,772	87,695
	405,336	375,259
Less Reserve	(322,280)	(306,060)
Total Inventories	$83,056	$69,199

We established an inventory reserves to cover product obsolesce associated with our initial game.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008 and March 31, 2008:

	June 30,	March 31,
	2008	2008
Office furniture and equipment	$53,266	$66,985
Leasehold improvements	106,010	106,010
Computer equipment	188,268	200,756
	347,544	373,751

Less accumulated depreciation	(166,171)	(156,879)

	$181,373	$216,872

Depreciation expense for the three month periods ended June 30, 2008 and 2007 was $21,780 and $28,147, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008
License	$5,850	$5,850
Trademarks	65,331	65,331
	71,181	71,181

Less accumulated amortization	(53,212)	(52,806)

	$17,969	$18,375

Trademarks are amortized on a straight-line basis over their lives.  The license is fully amortized. Amortization expense for the three month periods ended June 30, 2008 and 2007 was $406 and $2,258, respectively.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 8 – RELATED PARTY TRANSACTIONS

As LB Games Ukraine is currently providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $163 at June 30, 2008. During the three month periods ended June 30, 2008 and 2007, we paid approximately $11,000 and $57,000 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period.

At various times, several of our executives have advanced us funds to help us with our working capital requirements. These advances were non-interest bearing and have been classified as a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2008 and March 31, 2008. At June 30, 2008, $41,213 was owed to several of our executives.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share.  The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock.  In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding.  Shares of common stock are not redeemable and have no preemptive or similar rights. The Board of Directors and majority of Shareholders have agreed to increase the amount of authorized shares. See the Note 14 for details.

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

During the three months ended June 30, 2008, we issued to independent third parties 5,649,091 shares of common stock for services provided, valued at $90,567 (based on the closing price on the respective grant date). We also issued 75,000 shares of common stock, valued at $1,500 (based on the closing price on the respective grant date), to certain employees as additional compensation.  We also issued 450,000 shares for interest, valued at $5,500 (based on the closing price on the respective grant date).

During the three months ended June 30, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05 (see Note 11). We have estimated the value of these warrants to be approximately $11,000 using the binomial lattice method.

Also during the three month period ended June 30, 2008, we issued convertible debt to accredited investors which is convertible to 61,275,891 shares of our common stock at various conversion prices. Through those convertible debt offerings, we raised $283,500 of cash, refinanced $135,000 of past due debt and $13,213 of past due accrued interest.  The convertible debt offerings carried interest rates ranging from ten percent to twenty percent and certain of the notes also paid out an aggregate amount of 2,392,966 shares of our series B preferred stock (see below).

During the three months ended June 30, 2007, we issued 9,088,000 shares of common stock for net proceeds of $883,800 (excluding a stockholder note receivable for $25,000). There were no offering costs associated with the shares we sold for cash in the three months ended June 30, 2007.

During the three months ended June 30, 2007, we issued 981,949 shares of common stock for services provided by independent third parties, valued at $249,357 (based on the closing price of our common stock on the respective issuance dates).

During the three months ended June 30, 2007, we issued 425,000 shares of common stock, valued at $93,325 (based on the closing price of our common stock on the respective issuance dates), to certain employees as additional compensation.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 9 – STOCKHOLDERS’ EQUITY - CONTINUED

Common Stock (Continued)

During the three months ended June 30, 2007, we issued 325,000 shares of common stock valued at $76,750 to investors and investment bankers in connection with the receipt of $130,000 in gross proceeds under a bridge financing. We recorded this amount to debt issuance costs and amortized that amount over the one year term of the financing. We previously had recorded $412,000 to debt issuance costs related to earlier fundings under the bridge financing. We amortized $118,739 of debt issuance costs as interest expense during the three month period ended June 30, 2007.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. Of this preferred stock, 3,586,245 shares have been designated and issued as series A preferred stock. The holders of the series A preferred stock are entitled to one vote per share on all matters subject to stockholder vote. The series A preferred stock is convertible on a one for one basis into our common stock at the sole discretion of the holder.  The holders of the series A preferred stock have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders. In November 2005, we issued 1,434,498 shares of series A preferred stock valued at $1.67 per share under a consulting agreement for total deferred consulting expense of $2,400,000 to be amortized over the term of the consulting agreement, of which $1,600,000 and $800,000 were recorded as consulting expense during the fiscal years ended March 31, 2007 and 2006, respectively. The amounts under the consulting agreements were fully amortized as of March 31, 2007.

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

In May and June 2008, we borrowed $166,500 from four accredited investors in four separate one year convertible notes bearing interest at ten percent per annum and having a conversion rate into our common stock of $0.01 per share for loans of up to $100,000 and $0.005 per share on any amounts lent above $100,000.  As one investor lent us $150,000, that investor received a conversion rate of $0.005 on $50,000 and a rate of $0.01 on $100,000.  That investor also agreed to convert a note payable of $120,000 and accrued interest of $11,047 into this convertible instrument as well, which allowed us to extend the term of his loan by another twelve months.

The other $16,500 came from three accredited investors and they received a conversion rate of $0.01 per share.  As an additional inducement, these investors each received five shares of series B Preferred Stock for every dollar that they lent to us up to $100,000 and ten shares for every dollar lent over $100,000.  We have valued the shares of series B Preferred Stock issued to those investors based on the value of our common stock on the date of their respective investments, recording it as a debt discount and will amortize that value as interest expense over the terms of the loans.

On July 16, 2008, the Board of Directors and majority of Shareholders have agreed to increase the amount of authorized shares of our preferred stock (see note 14).

Stock Incentive Plan

In January 2007, we instituted the Left Behind Games Inc. 2006 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to encourage and enable officers, directors, and employees of Left Behind Games Inc. and its Subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. The Plan is for 2,500,000 shares, which was issued in a number of forms including direct stock issuances and stock options. We registered the Plan under an S-8 registration statement in January 2007 and there are currently no shares remaining to be issued from this plan.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Leases

In June 2006, we entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration.  In March 2008, we abandoned this space.

In October 2006, we entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space is being used for both administrative, sales and warehouse purposes. For the three months ended June 30, 2008 and 2007, we recorded approximately $38,629 and $36,915, respectively, of rent expense.

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

Music Licenses

In April 2006, we entered into a license agreement with a record company for the use of certain music recordings to be used in connection with our game production. The license agreement requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and also requires the payment of other fees. The agreement remains in effect for two years.  We have calculated and accrued the amount due to this licensor as of March 31, 2007 and recorded that provision for licensing fees to cost of goods sold. In May 2007, this arrangement was subsequently modified to $0.025 for the master license and $0.025 for the performance license (see Note 14 - Subsequent Events). We have accrued license fees relating to this arrangement of approximately $47,000, of which $25,000 has been paid, and charged that expense to our cost of sales during the year ended March 31, 2007.  We subsequently removed the licensed music from our game and therefore, did not record any such expense in the three month period ended June 30, 2008 nor for the year ended March 31, 2008.

In November 2006, we also entered into an agreement with a second record company for the use of certain music recordings to be used in connection with our game production. That license agreement also requires us to pay royalties to the record company at a rate of $0.10 per unit ($0.05 per unit for the master license and an additional $.05 per unit for the performance license) and remains in effect for three years. We have accrued license fees relating to this arrangement of approximately $10,000, of which $5,000 has been paid, and charged that expense to our cost of sales during the year ended March 31, 2007. We subsequently removed the licensed music from our game and therefore, did not record any such expense in the three month period ended June 30, 2008 not for the year ended June 30, 2008.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

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

The license was further amended on May 14, 2007. Under this amendment the remaining amount of the minimum royalty payment was reduced from $750,000 to $250,000 and the date of that payment was extended from March 31, 2007 to December 31, 2007. We have recorded the financial impact of this amendment on the March 31, 2007 financial statements. While Tyndale subsequently agreed to extend the license for an additional three years, we have not paid additional advance royalties due to Tyndale since January 1, 2008. We can not make any assurances that Tyndale will continue to provide such royalty advance extension, which may result in a demand for us to pay such fees or forfeit future licensing rights.

Content License

In July 2007, we entered into a Software Publishing Agreement to publish three pc video games under the Charlie Church Mouse (“CCM”) brand.  That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges.  We have expensed license fees relating to this arrangement of $10,175 as of June 30, 2008. Since we paid a prepaid license fee of $25,000 in connection with the signing of the Software Publishing Agreement, we have a prepaid license fee amount of $14,825 under prepaid expenses and other current assets on our June 30, 2008 balance sheet.

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

On March 13, 2008, we entered into a payment schedule with a stipulation of judgment with Leonard Linsker in the amount of $60,000. We failed to make those payments.  We have accrued this amount as an accrued expense in the accompanying consolidated balance sheet. In July 2008, Mr. Linsker exported his judgment to California and has been successful in placing a lien on our bank accounts. To date, he has not extracted any funds from us. We continue to attempt to settle this litigation.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 11 – NOTES PAYABLE

During the three months ended June 30, 2008, we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

The following table is a recap of our notes payable outstanding as of June 30, 2008:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts

Loans from investors	$185,000	$--	$185,000

Bridge loan (see note 13)	300,000	--	300,000

Convertible loans from investors	431,713	(221,598)	210,115

Convertible zero coupon notes	247,188	(217,947)	29,241

Total Notes Payable	$1,163,901	$(439,545)	$724,356

During the three months ended June 30, 2008, we borrowed an aggregate amount of $328,500 of additional cash from certain accredited investors under several different arrangements.  We borrowed $45,000 from one investor on a short-term basis with no conversion privileges.

In May and June 2008, we borrowed $166,500 from four investors in four separate one year convertible notes bearing interest at ten percent per annum and they received a conversion rate of $0.01 per share for loans of up to $100,000 and $0.005 per share on any amounts lent above $100,000.  As one investor lent us $150,000, that investor received a conversion rate of $0.005 on $50,000 and a rate of $0.01 on $100,000.  That investor also agreed to convert a note payable of $120,000 and accrued interest of $11,047 into this convertible instrument as well, which allowed us to extend the term of his loan by another twelve months.

The other $16,500 came from three investors and they received a conversion rate of $0.01 per share.  As an additional inducement, these investors each received five shares of series B Preferred Stock for every dollar that they lent to us up to $100,000 and ten shares for every dollar lent over $100,000.  We have valued the shares of series B Preferred Stock issued to those investors based on the value of our common stock on the date of their respective investments and recorded that value as interest expense.

On June 30, 2008, an investor who had participated in the bridge loan converted his principal balance of $15,000 and accrued interest of $2,166 into the one year convertible note instrument with an interest of ten percent in the first year and 15% thereafter.

NOTE 12 – DEFERRED REVENUES

  In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the fiscal year ended March 31, 2007. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of June 30, 2008.

NOTE 13 – BRIDGE LOAN

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

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 13 – BRIDGE LOAN – CONTINUED

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

Through March 31, 2008, we received an aggregate $386,600 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we would need to repay to the investors was $450,000. Subsequently, that amount was later reduced to $340,000 due to partial conversions to equity and by a partial repayment (see below). During the year ended March 31, 2008, we recorded $31,848 of interest expense related to the agreed ten percent interest rate under the Bridge Loan. Overall, we paid Meyers cash commissions of $57,900 on the amount funded, of which $16,900 was paid during the year ended March 31, 2008. These commissions were recorded to debt issuance costs and are being amortized over the one year term of the Bridge Loan.

 We issued an aggregate 900,000 shares to the investors as part of the Bridge Units and 225,000 shares to Meyers as part of their compensation. Overall, we valued the 900,000 shares issued to the investors at $358,200, of which $61,400 was related to the issuance of 260,000 shares during the year ended March 31, 2008, based on the closing market price of our stock on the days in which the funding events occurred and capitalized that amount to debt issuance costs on our March 31, 2008 consolidated balance sheet. Overall, the shares issued to Meyers were valued at $221,650, of which $15,350 was related to the issuance of 65,000 shares during the year ended March 31, 2008, based on the closing market price of our stock and were also capitalized to debt issuance costs on our condensed consolidated balance sheet. As of June 30, 2008, those costs have been fully amortized to interest expense over the term of the loan.

Three of the investors in the Bridge Loan subsequently agreed to convert their aggregate note balances of $125,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital. We also accelerated the unamortized value of the debt issuance costs attributable to their notes. This resulted in additional interest expense of $40,617 that was recorded in the year ended March 31, 2008. Since the effective conversion price of the 880,000 shares issued to convert that $110,000 of debt was $0.125 per share and that conversion price was $0.095 less than the closing price of $0.22 on the date of conversion, we also recorded an additional interest charge of $83,600 relating to that beneficial conversion in the year ended March 31, 2008.

In the year ended March 31, 2008, we made a partial repayment of $25,000 to one of the investors in the Bridge Loan.  As a result of this repayment, we accelerated the remaining amount of debt financing costs of $5,042 attributable to that investor and charged that amount to interest expense.

The combination of the $125,000 in conversions and the $25,000 partial repayment reduced the amount outstanding under the Bridge Loan as of June 30, 2008 to $300,000.

Due to our failure to repay the Bridge Loans at the end of their one year terms, the loans defaulted and we are now accruing a penalty interest rate of 15% per annum.

NOTE 14 – SUBSEQUENT EVENTS

In July 2008, we raised $65,000 in additional one year convertible notes from accredited investors.

Also in July 2008, one of the Bridge Loan investors agreed to convert his principal balance of $150,000 and accrued interest of $22,644 to the one year convertible note instrument and an investor who had a non-convertible note payable of $20,000 that was in default agreed to convert his loan into the one year convertible note instrument.

In July 2008, we issued 150,000 shares to an accredited investor in exchange for an investment of $1,500.

In July and August 2008, we issued an aggregate 1,600,000 to certain employees as additional compensation.

In July 2008, we issued 2,502,500 shares of our common stock to two investors for consulting services.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Month Periods Ended June 30, 2008 and 2007

NOTE 14 – SUBSEQUENT EVENTS – CONTINUED

On July 16, 2008, our Board of Directors approved an increase in our authorized shares to 400 million Common Shares and 20 million Preferred Shares, subject to shareholder approval, the majority of which has been attained. We have ordered a current shareholder list and anticipate mailing an information statement to all shareholders regarding this important change in corporate structure.

In July 2008, one of our largest retail customers paid $45,000 from invoices more than 18 months old, which included the $25,000 charge previously written-off.

In August 2008, we reached a settlement agreement with our former distributor, which will extinguish our largest single account payable and largest account receivable.  We expect to record a gain from this settlement in the September 2008 quarter but have not yet finalized the accounting.

As of August 19, 2008, the maturity dates of three loans that were in default have been extended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by the condensed consolidated financial statements and notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

THE COMPANY

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

We have developed our two high quality video games based upon the Left Behind trademark. We released our first game in November 2006.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the three months ended June 30, 2008, we borrowed an aggregate amount of $328,500 from certain accredited investors under several different formats. We continue to generate operating losses and have only just begun to generate revenues.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2008.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site  http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our headquarters are located at 25060 Hancock Avenue, Suite 103 Box 110, Murrieta, CA 92562. Our phone number is (951) 894-6597. Our Web site is http://www.leftbehindgames.com.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

Revenues

We recorded net revenues of $60,552 for the three months ended June 30, 2008 compared to $114,702 in the three months ended June 30, 2007.  This represented a decline in our revenues of $54,150, or 47%.  The revenues in the three months ended June 30, 2008 were from a mix of Left Behind: Eternal Forces, Left Behind:Tribulation Forces and three Charlie Church Mouse (“CCM”) games.  All of the revenues in the three months ended June 30, 2007 were from the sale of Left Behind: Eternal Forces.

Approximately 51% of our revenues in the three months ended June 30, 2008 came from our largest retail customer.  We do expect to report revenue from that customer in the September 2008 period as well but not thereafter as they have reported to us that they are deemphasizing their PC games business.

Our revenue declined primarily because (a) we record our revenues based primarily on sell through at major retailers and cash receipts from our Christian bookstore and other customers and (b) we had a significantly larger presence in a number of major retailers with reported sellthrough in the 2007 period compared to the 2008 period where almost all of our shipments were to the Christian bookstore marketplace.  We expect to report the revenue related from those shipments to the Christian bookstore marketplace as we collect those accounts receivable in later periods.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $30,415 for the three months ended June 30, 2008 compared to $74,445 in the three months ended June 30, 2007.  This represented a decline in our cost of sales – predict costs of $44,030, or 59%.  The decrease in cost of sales – product costs was due to the decrease in recognized revenue noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $2,475 for the three months ended June 30, 2008.  Those expenses represented our royalties from the collection of cash originating from the sale of the three Charlie Church Mouse games. We did not record any such expenses in the three months ended June 30, 2007.

General and Administrative Expenses

General and administrative expenses were $800,867 for the three months ended June 30, 2008, compared to $1,108,678 for the three months ended June 30, 2007, a decrease of $307,811 or 28%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended June 30, 2008 and 2007, we recorded expenses relating to these non-cash payments to consultants of $90,567 and $249,357, respectively. This represented a $158,790 decrease.

During the three months ended June 30, 2008, we issued 75,000 shares of common stock, valued at approximately $1,500 to an employee as additional compensation while in the three months ended June 30, 2007, we issued 425,000 shares of common stock, valued at approximately $93,325, to certain employees as additional compensation. This represented a decrease of $91,825. The overall decrease in non-cash charges attributable to consultants and employees was $250,615.

The remainder of the decrease was due to a variety of factors, including a $203,318 reduction in employee salaries and directors’ fees, a $21,935 reduction in travel and entertainment expense, a $44,660 reduction in professional fees, a $19,205 reduction in communications expenses and a $10,894 decrease in health insurance.

Product Development Expenses

Product development expenses were $51,127 for the three months ended June 30, 2008, compared to $103,002 for the three months ended June 30, 2007, a decrease of $51,875 or 50%. These decreases are directly attributable to the reduction in the number of employees working on our development team and a reduction in consulting fees from outside contractors involved in game development and testing.

Interest Expense

We recorded interest expense of $143,344 for the three months ended June 30, 2008, compared to $140,239 in the three months ended June 30, 2007.  Our interest expense arose from the accretion of debt discounts as well as interest expense associated with various notes payable.

Net Loss

As a result of the above factors, we reported a net loss of $972,496 for the three months ended June 30, 2008, compared to a net loss of $1,315,449 for the three months ended June 30, 2007, resulting in a reduced loss of $342,953. In addition, our accumulated deficit at June 30, 2008 totaled $43,012,362.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008 we had $1,117 of cash compared to $2,695 of cash at March 31, 2007, a decrease of $1,578. At June 30, 2008, we had a working capital deficit of $3,634,988 compared to a working capital deficit of $3,089,173 at March 31, 2008.

Operating Activities

For the three month periods ended June 30, 2008 and 2007, net cash used in operating activities was $304,028 and $902,425, respectively. The $304,028 decrease in cash used in our operating activities was primarily due to the decrease in our general and administrative expenses and research and development expenses as we reduced our expenditures over the three month period ended June 30, 2008 to conserve cash. The net losses for the three month periods ended June 30, 2008 and 2007 were $972,496 and $1,315,449, respectively, a decrease of $342,953.

Investing Activities

For the three month period ended June 30, 2007, net cash used in investing activities was $6,090, which represented payments for trademarks. We did not have any investing activities in the three month period ended June 30, 2008 in order to conserve cash.

Financing Activities

For the three month periods ended June 30, 2008 and 2007, net cash provided by financing activities was $302,450 and $904,177, respectively. The primary element of cash provided by financing activities in the three month period ended June 30, 2008 was borrowings under notes payable and in the three month period ended June 30, 2007 was cash raised through the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through June 30, 2008, we have raised approximately $9.6 million through funds provided by private placement offerings. This was sufficient to enable us to develop our first product and expand our product line to include 6 ggames. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of our development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments.  During the three months ended June 30, 2008, we borrowed $328,500 from certain accredited investors under several different formats.   We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have received a judgment against us, have negative working capital of approximately $3,634,988, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At June 30, 2008, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three month periods ended June 30, 2008 and 2007, we had no such types of arrangements.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation and subject to the foregoing, our Chief Executive Officer concluded that since our evaluation as of March 31, 2008 we have had no significant changes in our internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Since our evaluation as of March 31, 2008 we have had no significant changes in our internal controls.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to litigation from time to time in the ordinary course of our business. More than 6 months ago, we received a letter from our former President, and current director, Jeffrey Frichner, demanding payment of $37,500 pursuant to our Separation Agreement with him that is allegedly owed to him by us.  We have accrued this amount as an accrued expense in our consolidated balance sheet.

On March 13, 2008, we entered into a payment schedule with a stipulation of judgment with Leonard Linsker in the amount of $60,000. We failed to make those payments.  We have accrued this amount as an accrued expense in the accompanying consolidated balance sheet. In July 2008, Mr. Linsker exported his judgment to California and has placed a lien on our bank accounts.  To date, he has not extracted any funds from us. We continue to attempt to settle this litigation.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2008, we issued to independent third parties 5,649,091 shares of common stock for services provided, valued at $90,567 (based on the closing price on the respective grant date). We also issued 75,000 shares of common stock, valued at $1,500 (based on the closing price on the respective grant date), to certain employees as additional compensation.  We also issued 450,000 shares for interest, valued at $5,500 (based on the closing price on the respective grant date).

During the three months ended June 30, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05 (see Note 11). We have estimated the value of these warrants to be approximately $11,000 using the binomial lattice method.

Also during the three month period ended June 30, 2008, we issued convertible debt to accredited investors which is convertible to 61,275,891 shares of our common stock at various conversion prices. As an additional inducement, these investors each received five shares of series B Preferred Stock for every dollar that they lent to us up to $100,000 and ten shares for every dollar lent over $100,000.  We have valued the shares of series B Preferred Stock issued to those investors based on the value of our common stock on the date of their respective investments, recoding it as a debt discount, and will amortize that value as interest expense over the term of the loans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Due to our failure to repay the Bridge Loans at the end of their one year terms, the loans have been declared in default and we are now accruing a penalty interest rate of 15% per annum.  We are also in default on several of our notes payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6.      EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit 3.1	Articles of Incorporation dated March 29, 1961***

Exhibit 3.2	Amendment to Articles of Incorporation dated August 20, 1962***

Exhibit 3.3	Amendment to Articles of Incorporation dated October 17, 1977***

Exhibit 3.4	Amendment to Articles of Incorporation dated June 15, 1999***

Exhibit 3.5	Amended and Restated Articles of Incorporation dated January 30, 2004***

Exhibit 3.6	Bylaws***

Exhibit 10.1	Share Exchange Agreement**

Exhibit 10.2	Employment Agreement with Troy A. Lyndon**

Exhibit 10.3	Addendum dated June 2, 2004 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.4	Addendum dated February 1, 2005 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.5	Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.6	Addendum dated June 2, 2004 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.7	Addendum dated February 1, 2005 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.8	Employment Agreement with Thomas H. Axelson**

Exhibit 10.9	Addendum dated June 2, 2004 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.10	Addendum dated February 1, 2005 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.11	Sub-License Agreement with White Beacon****

Exhibit 10.12	Distribution Agreement with COKeM International****

Exhibit 10.13	Separation Agreement with Jeffrey S. Frichner*

Exhibit 14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers***

Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Incorporated by reference from Form 8-K filed on June 13, 2007

**     Incorporated by reference from Form 8-K filed on February 10, 2006

***   Incorporated by reference from Form 10-SB filed on February 23, 2004

**** Incorporated by reference from Form 10-KSB filed on July 16, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

Date: AUGUST 19, 2008

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

PRINCIPAL EXECUTIVE OFFICER,

PRINCIPAL ACCOUNTING OFFICER

AND PRINCIPAL FINANCIAL OFFICER