Form 10-Q
period 2008-09-30
LEFT BEHIND GAMES INC.
filed 2008-12-09
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____to_____

COMMISSION FILE NUMBER 000-50603

LEFT BEHIND GAMES INC.

(Exact name of registrant as specified in its charter)

WASHINGTON	91-0745418
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25060 HANCOCK AVENUE, SUITE 103 BOX 110, MURRIETA, CA 92562

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

As of November 15, 2008, the registrant had outstanding 169,337,994 shares of common stock, $.001 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$7,030	$2,695
Accounts receivable, net	19,360	830,374
Inventories, net	192,015	69,199
Debt issuance costs	--	14,872
Prepaid royalties	13,510	17,225
Prepaid expenses and other current assets	322	75,576
Total current assets	232,237	1,009,941

Property and equipment, net	160,092	216,872
Intangible assets, net	17,563	18,375
Other assets	146,792	52,372
Total assets	$556,683	$1,297,560

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,536,245	$2,608,438
Royalty payable	--	250,000
Advances from related parties	20,589	56,023
Notes payable, net of discounts	767,043	604,240
Deferred income – product sales	19,687	480,090
Deferred revenue	100,323	100,323
Total current liabilities	3,443,887	4,099,114

Convertible zero coupon notes, net of discount	49,839	8,641
Deferred rent	--	1,427
Total liabilities	3,493,726	4,109,182

Commitments and Contingencies
Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares authorized, issued and outstanding;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized; 3,261,020 and 0 shares issued and outstanding
as of September 30, 2008 and March 31, 2008, respectively	3,261	--
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 169,337,994 and 138,433,090 shares issued and
outstanding as of Sept 30, 2008 and March 31, 2008, respectively	169,281	138,374
Additional paid-in capital	39,970,218	39,156,427
Deferred stock-based compensation	(49,500)
Stockholder note receivable	(70,000)	(70,000)
Accumulated deficit	(42,963,889)	(42,040,009)
	(2,937,043)	(2,811,622)
Total liabilities and stockholders' deficit	$556,683	$1,297,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ending

September 30, 2008 and 2007

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)

Net revenues	$58,190	$26,561	$118,742	$141,263

Costs and expenses:
Cost of sales – product costs	3,073	9,375	33,487	83,820
Cost of sales – intellectual
property costs	1,239	--	3,714	--
General and administrative	491,748	1,086,129	1,292,615	2,194,807
Product development	850	83,290	51,977	186,292
Total costs and expenses	496,910	1,178,794	1,381,793	2,464,919
Operating loss	(438,720)	(1,152,233)	(1,263,051)	(2,323,656)

Other expense:
Interest and other debt expenses	231,209	243,649	374,553	383,888
Other expense	426	--	5,113	1,387
Total other expense	231,635	243,649	379,666	385,275

Other income:
Gain from extraordinary events	468,837	--	468,837	--
Debt forgiveness income	250,000	--	250,000	--
Total other income	718,837	--	718,837	--

Profit (loss) before provision
for income taxes	48,482	(1,395,882)	(923,880)	(2,708,931)

Provision for income taxes	--	--	--	(2,400)

Net profit (loss)	$48,482	$(1,395,882)	$(923,880)	$(2,711,331)

Basic and diluted profit (loss) per
common share	$0.00	$(0.02)	$(0.01)	$(0.06)
Weighted average number of common
shares outstanding	158,769,935	55,996,295	150,782,564	48,834,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
		(Restated)
Cash flows from operating activities:

Net loss	$(923,880)	$(2,711,331)
Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation and amortization	42,785	60,613
Interest paid in common stock	17,356	--
Loss on disposal of assets	5,247	1,387
Beneficial conversion of notes payable to common stock	--	83,600
Estimated fair value of common stock issued to
consultants for services	157,411	765,398
Estimated fair value of common stock issued to
employees and directors for services	101,500	126,725
Amortization of debt discount and
debt issuance costs	67,128	270,010
Changes in operating assets and liabilities:
Accounts receivable	51,622	323,462
Inventories	(23,275)	17,748
Prepaid expenses	3,420	15,551
Other assets and prepaid royalties	71,844	--
Accounts payable and accrued expenses	453,218	(171,586)
Deferred income – product sales	(300,440)	(363,360)
Deferred rent	(1,427)	2,276
Net cash used in operating activities	(277,491)	(1,579,507)

Cash flows from investing activities:

Payments for trademarks and prepaid royalties	--	(6,670)
Net cash used in investing activities	--	(6,670)

Cash flows from financing activities:

Debt issuance costs	--	(16,900)
Proceeds from the issuance of notes payable	346,500	140,919
Principal repayments of notes payable	(29,240)	(100,056)
Payments on advances from related parties	(35,434)	(25,691)
Proceeds from the issuance of common stock	--	1,614,286
Net cash provided by financing activities	281,826	1,612,558

Net increase in cash	4,335	26,381

Cash at beginning of period	2,695	14,965

Cash at end of period	$7,030	$41,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
		(Restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$11,079

Income taxes	$--	$2,400

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock in exchange for note receivable	$--	$80,000

Issuance of common stock as debt issuance costs	$--	$76,750

Issuance of common stock for deferred compensation	$(156,500)	$--

Exchange of equipment for settlement of accounts payable	$661	$1,440

Amendment to royalty agreement, debt forgiveness	$(250,000)	$--

Discount on convertible notes payable	$405,839	$--

Conversion of notes payable into common stock	$--	$110,000

The accompanying notes to condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

In January 2006, Left Behind Games Inc. (collectively, “we”, “our,” the “Company” or “LBG”) entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired LBG through the purchase of our outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, we effected a 2.988538 for 5 reverse stock split of both our common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza affected a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

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

We engage in the business of producing, distributing and selling video games and associated products. We completed the development of our first video game based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”) and as of November 2006 began commercially selling the video game to retail outlets nationwide.

We hold an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale. Our common stock is quoted on the Over-the-Counter Bulletin Board administered by the Financial Industry Regulatory Authority ("OTCBB") under the symbol "LFBG.OB".

LB Games Ukraine is an affiliate of the Company and is majority-owned by the Company’s Chief Executive Officer. The remaining 15% of LB Games Ukraine is owned by three individuals who are residents of the Ukraine.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2008 and 2007, we did not have balances in excess of the FDIC insurance limit, and generally do not carry cash balances in our bank account over $100,000.

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

Cost of Sales

Cost of sales consists of product costs, royalty expenses, license costs and inventory-related costs.

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

Our contracts with some licensors included minimum guaranteed royalty payments which were recorded to expense and as a liability at the contractual amount when no significant performance remained with the licensor. However, effective September 28, 2008, a new contract amendment has been signed, which eliminates the minimum royalty payment obligations which were previously classified as current liabilities. The new contract amendment stipulates monthly reporting and payments beginning October 1, 2008.

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

Our license agreement requires payments of royalties to the licensor.  The license agreement historically provided for royalties to be calculated as a specified percentage of sales and provides for guaranteed minimum royalty payments. Royalties payable calculated using the agreement percentage rates were being recognized as cost of sales as the related sales are recognized.  Guarantees advanced under the license agreement were recorded as a component of cost of sales during the period in which the Company was contractually obligated to make minimum guaranteed royalty payments.

During the three months ended September 30, 2008, we recorded $1,239 in cost of goods sold related to the Charlie Church Mouse license.  During the three months ended September 30, 2007, we did not record any cost of goods sold related to royalties.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of September 30, 2008, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

As of September 30, 2008, we had net operating loss carryforwards of approximately $25,300,000 available to offset future taxable Federal and state income.  The Federal and state net operating moss carryforwards expire at various dates through 2026 and 2016, respectively.  Section 382 of the Internal Revenue Code may limit utilization of our Federal and state net operating loss carryforwards upon any change in control of the Company.

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

In accordance with EITF Issue No. 00-18, Accounting Recognition for Certain Accounting Transactions Involving Equity Instruments Granted to Other Than Employees, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the common stock issued for certain future consulting services as deferred stock based compensation in our consolidated balance sheets.

Basic and Diluted Profit (Loss) per share

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with SFAS No. 128, "Earnings per Share."

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 116,403,229 and 0 potentially dilutive common shares outstanding for the six and three months ended September 30, 2008 and 2007, respectively. Accordingly, the diluted loss per share calculations have not been included. Additionally, the diluted profit per share for the three months ending September 30, 2008 was not materially different than the basic profit per share and has therefore not been disclosed.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency. Assets and liabilities of LB Games Ukraine, which operates in the Ukraine, are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ deficit. We determined that the translation gain or loss did not have a material impact on our stockholders’ deficit as of September 30, 2008 and March 31, 2008. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three month period ended September 30, 2008 and 2007.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three month periods ended September 30, 2008 and 2007.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the six month periods ended September 30, 2008 and 2007, we did not record any such types of arrangements.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We expect to adopt Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) on April 1, 2009. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following outlines the significant assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model (no warrants were valued in the three months ended September 30, 2007):

Three Months Ended September 30, 2008
Risk free interest rate	4.68%
Average expected life	3 years
Expected volatility	181.7%
Expected dividends	None

We did not make any changes to our valuation techniques in the quarter ended September 30, 2008.

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

Customer Concentrations

During the three month periods ended September 30, 2008, our largest retail customer accounted for 77% of our revenue. For the three month period ended September 30, 2007, two customers accounted for 43% and 19% of our net revenues, respectively. As of September 30, 2008 and March 31, 2008, such customers together represented 77% and 53% of our accounts receivable, respectively.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have started generating revenue but have incurred net losses of $923,880 and $2,711,311 during the six month periods ended September 30, 2008 and 2007, respectively, and had an accumulated deficit of $42,963,889 at September 30, 2008. Additionally, we are in default on certain notes payable and subject to certain defaults/judgments, which among other matters, raises significant doubt about our ability to continue as a going concern. Our current financial resources are insufficient to fund our anticipated capital expenditures, working capital need and other cash requirements for the fiscal year ending March 31, 2009. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008
Raw Materials	$65,847	$287,564
Finished Goods	126,168	87,695
	191,015	375,259
Less Reserve	--	(306,060)
Total Inventories	$192,015	$69,199

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2008 and March 31, 2008:

	September 30,	March 31,
	2008	2008
Office furniture and equipment	$66,985	$66,985
Leasehold improvements	106,010	106,010
Computer equipment	185,950	200,756
	358,945	373,751

Less accumulated depreciation	(198,853)	(156,879)

	$160,092	$216,872

Depreciation expense for the six month periods ended September 30, 2008 and 2007 was $41,974 and $58,354, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008
License	$5,850	$5,850
Trademarks	65,331	65,331
	71,181	71,181

Less accumulated amortization	(53,618)	(52,806)

	$17,563	$18,375

Trademarks are amortized on a straight-line basis over their lives.  The license is fully amortized.

NOTE 7 - RELATED PARTY TRANSACTIONS

LB Games Ukraine is not currently providing software development services to us. However, due to our history of providing on-going financial support to that entity, through consolidation we absorbed all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $163 at September 30, 2008. During the six month periods ended September 30, 2008 and 2007, we paid approximately $0 and $125,157 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period.

At various times, several of the officers of the company have advanced us funds to help us with our working capital requirements. These advances were non-interest bearing and have been classified as a current liability in the accompanying condensed consolidated balance sheets as of September 30, 2008 and March 31, 2008. At September 30, 2008, a total of $20,589 was owed to various officers of the company.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 400,000,000 shares of common stock, $0.001 par value per share.  The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock.  In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding.  Shares of common stock are not redeemable and have no preemptive or similar rights. The Board of Directors and majority of Shareholders have agreed to increase the amount of authorized shares.

During the six month periods ended September 30, 2008 and 2007, we issued to independent third parties 16,830,362 and 4,337,248 shares of common stock for services provided, valued at $ 198,955 and $ 765,398 (based on the closing price on the respective grant date), respectfully. We also issued 1,675,000 and 620,000 shares of common stock, valued at $52,900 and $126,725 (based on the closing price on the respective grant date), respectfully, to certain employees as additional compensation.

During the six month period ending September 30, 2008, we also issued 2,250,000 shares for interest, valued at $23,500 (based on the closing price on the respective grant date), respectfully.

During the six months ended September 30, 2008, we issued 10,000,000 shares of common stock as a legal settlement, valued at $78,000.

Also, during the six month period ended September 30, 2008, we issued convertible debt to accredited investors which is convertible to 110,165,729 shares of our common stock at various conversion prices. Through those convertible debt offerings, we raised $415,305 of cash, refinanced $320,000 of past due debt as well as $40,857 of past due accrued interest. We also issued 150,000 shares of common stock for net proceeds of $1,500, when a shareholder converted a note. The convertible debt offerings carried interest rates ranging from ten percent to fifteen percent and certain of the notes also paid out an aggregate amount of 3,268,520 shares of our series B preferred stock (see below).

During the six months ended September 30, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05. We have estimated the value of these warrants to be approximately $11,000 using the binomial lattice method. During the three months ended September 30, 2008, we issued no warrants.

Preferred Stock

We are authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. Of this preferred stock, 3,586,245 shares have been designated and issued as series A preferred stock. The holders of the series A preferred stock are entitled to one vote per share on all matters subject to stockholder vote. The series A preferred stock is convertible on a one for one basis into our common stock at the sole discretion of the holder.  The holders of the series A preferred stock have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders.

The holders of series A preferred stock have a liquidation preference equal to the sum of the value of converted common stock, aggregating $188,500 at September 30, 2008.

On October 1, 2008, we designated 6,413,755 shares of our 20,000,000 authorized preferred stock as series B preferred. Such stock was designated to be used in future private offerings. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period.  Subsequently, each series B preferred share has voting power equal to one vote of common stock. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders.

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

The other $16,500 came from three accredited investors and they received a conversion rate of $0.01 per share.  As an additional inducement, these investors each received five shares of series B Preferred Stock for every dollar that they lent to us up to $100,000 and ten shares for every dollar lent over $100,000.  We have valued the shares of series B Preferred Stock issued to those investors based on the value of our common stock on the date of their respective investments and will amortize that value as interest expense over the terms of the loans.

For the six months ending September 30, 2008, we issued 3,261,019 shares to investors who entered into convertible note agreements on various terms. In the three months ending September 30, 2008, we issued 875,554 of these series B Preferred Stock to investors who entered into convertible note agreements (see Note 10).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Leases

In June 2006, the Company entered into a non-cancelable operating lease for its corporate facility in Murrieta, California which expires on May 31, 2010. The terms of the lease require initial monthly rents of $7,545 and escalate at 4% annually through lease expiration.  In March 2008, we voluntarily vacated this space. We are currently in negotiations regarding a settlement with the Landlord which has a deposit of $45,270. However, we can not predict the impact of these negotiations or pending settlement on our financials.

In October 2006, the Company entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space is being used for both administrative, sales and warehouse purposes. For the six months ended September 30, 2008 and 2007, we recorded approximately $38,427 and $73,000, respectively, of rent expense. In October 2008, we voluntarily vacated this space. We are currently in negotiations regarding a settlement with the Landlord. Therefore, we can not predict the impact of these negotiations or pending settlement on our financials.

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

The License required us to pay the following royalties: (i) 4% of the gross receipts on console game platform systems and (ii) 10% of the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems. We were required to guarantee a minimum royalty of $250,000 during the initial four-year term of the License. We were also were required to pay $100,000 to Tyndale as an advance against future royalties payable to Tyndale under the License agreement, all of which we paid in fiscal 2003.

In September 2006, the License was amended and extended to December 31, 2009 after which it is subject to automatic renewals for additional three year terms if we have paid and/or prepaid royalties of $250,000 during each renewal period. As part of this amendment, we were required to pay Tyndale the remaining $750,000 of the agreed original minimum royalty payment on or before March 31, 2007.

The license was further amended on May 14, 2007. Under this amendment the remaining amount of the minimum royalty payment was reduced from $750,000 to $250,000 and the date of that payment was extended from March 31, 2007 to December 31, 2007. We recorded the financial impact of this amendment on the March 31, 2007 financial statements. While Tyndale subsequently agreed to extend the license for an additional three years, we have not paid additional advance royalties due to Tyndale since January 1, 2008.

In September 2008, the License was further amended to eliminate the minimum royalty of $250,000 in exchange for a monthly report and payment of royalties on an ongoing basis, beginning October 1, 2008. As a result, the original $250,000 we had recorded as a liability was relieved. We recorded debt forgiveness income of $250,000 in our Statement of Operations for the three months ending September 30, 2008. Furthermore, the License amendment provides automatic three-year term extensions provided we stay current on our reporting and ongoing payment obligations.

Content License

In July 2007, we entered into a Software Publishing Agreement to publish three pc video games under the Charlie Church Mouse (“CCM”) brand.  That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges.  We paid an original license fee of $25,000 in connection with the signing of the Software Publishing Agreement and have a prepaid license fee amount of $13,510 under prepaid expenses and other current assets on our September 30, 2008 balance sheet.

Litigation

On March 13, 2008, we entered into a payment schedule with a stipulation of judgment with Leonard Linsker in the amount of $60,000. We failed to make those payments.  We have accrued this amount as an accrued expense in the accompanying consolidated balance sheet. In July 2008, Mr. Linsker exported his judgment to California and has been successful in placing a lien on our bank accounts. On July 1, 2008, we entered into an agreement to provide Mr. Linsker with 10,000,000 shares as a settlement to this litigation. Such agreement includes restrictions on the sale of such stock to prevent dumping. Additionally, should the sale of such shares and those already in Mr. Linsker’s possession not sell for the aggregate amount of $78,000, the Company agrees to issue additional stock with the same restrictions until Mr. Linsker has received payment-in-full.

On December 7, 2008, we received notice from John P. Salvador, a former employee, of his intent to file suit against the Company. The Company intends to vigorously defend itself and does not foresee any potential liability associated with this potential litigation. According to John Salvador’s employment agreement, any attempt to litigate (rather than arbitration) actually gives the Company a right to seek injunctive relief from him for attorneys fees. The Company maintains that Mr. Salvador violated his employment agreement and accordingly, he was terminated for cause.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

NOTE 10 - NOTES PAYABLE

During the six months ended September 30, 2008, we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

The following table is a summary of our notes payable outstanding as of September 30, 2008:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts

Loans from investors	$164,721	$--	$164,721

Bridge loan (see note 12)	150,000	--	150,000

Convertible loans from investors	713,323	(261,001)	452,322

Convertible zero coupon notes	247,188	(197,349)	49,839

Total Notes Payable	$1,275,232	$(458,350)	$816,882

During the six months ended September 30, 2008, we borrowed an aggregate amount of $487,949 of additional cash from certain accredited investors under several different arrangements.  We borrowed $45,000 from one investor on a short-term basis with no conversion privileges.

In July 2008, an investor who had participated in the bridge loan converted his principal balance of $150,000 and accrued interest of $27,644 into the one year convertible note instrument with an interest of ten percent in the first year and 15% thereafter.

In July 2008, $90,000 came from four investors into the one year convertible note instrument with an interest of ten percent in the first year and 15% thereafter.

On August 17, 2008, an investor converted several short-term loans of $35,000 into the one year convertible note instrument with an interest of ten percent in the first year and 15% thereafter. On September 4, 2008, this same investor also invested another $30,000 into the one year convertible note instrument under the same terms.

On August 22, 2008, $11,805 came in from an investor into the one year convertible note instrument with an interest of ten percent in the first year and 15% thereafter.

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

NOTE 11 - DEFERRED REVENUES

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the fiscal year ended March 31, 2007. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of September 30, 2008.

NOTE 12 - BRIDGE LOAN

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

We issued an aggregate 900,000 shares to the investors as part of the Bridge Units and 225,000 shares to Meyers as part of their compensation. Overall, we valued the 900,000 shares issued to the investors at $358,200, of which $61,400 was related to the issuance of 260,000 shares during the year ended March 31, 2008, based on the closing market price of our stock on the days in which the funding events occurred and capitalized that amount to debt issuance costs on our March 31, 2008 consolidated balance sheet. Overall, the shares issued to Meyers were valued at $221,650, of which $15,350 was related to the issuance of 65,000 shares during the year ended March 31, 2008, based on the closing market price of our stock and were also capitalized to debt issuance costs on our condensed consolidated balance sheet. As of September 30, 2008, those costs have been fully amortized to interest expense over the term of the loan.

Three of the investors in the original Bridge Loan converted their aggregate note balances of $125,000 to common stock. We issued an additional 880,000 shares to convert the principal balance of their notes and recorded the $110,000 to common stock and additional paid-in capital. We also accelerated the unamortized value of the debt issuance costs attributable to their notes. This resulted in additional interest expense of $40,617 that was recorded in the year ended March 31, 2008. Since the effective conversion price of the 880,000 shares issued to convert that $110,000 of debt was $0.125 per share and that conversion price was $0.095 less than the closing price of $0.22 on the date of conversion, we also recorded an additional interest charge of $83,600 relating to that beneficial conversion in the year ended March 31, 2008.

In the year ended March 31, 2008, we made a partial repayment of $25,000 to one of the investors in the Bridge Loan.  As a result of this repayment, we accelerated the remaining amount of debt financing costs of $5,042 attributable to that investor and charged that amount to interest expense.

The combination of the $275,000 in conversions and the $25,000 partial repayment reduced the amount outstanding under the Bridge Loan as of September 30, 2008 to $150,000.

Due to our failure to repay the Bridge Loans at the end of their one year terms, the remaining loans of $150,000 defaulted and we are now accruing a penalty interest rate of 15% per annum.

NOTE 13 – EXTRAORDINARY EVENTS

In the quarter ending September 30, 2008, much of our inventory located within the warehouse of CokeM, our former master distributor, was destroyed. As a result of this loss, we entered into a settlement agreement to terminate our relationship with CokeM which eliminated all accounts receivable, reserves against accounts receivable, accounts payable and accrued liabilities associated with our CokeM relationship. Additionally, we received delivery of inventory items we never expected to receive, which survived the fire. As a result, we recorded a gain from extraordinary events of $468,837 related to the CokeM settlement.

NOTE 14 - SUBSEQUENT EVENTS

In October, November and December of 2008, we raised $52,000, $5000 and $2000, respectfully, in four three-year convertible notes from accredited investors.

As of November 15, 2008, three short-term note payables in the aggregate amount of $164,721 went into default. We are currently in negotiations to further extend these notes.

In October 2008, we voluntarily vacated our Innovation Court offices located in Murrieta, CA and now sublet 2500 square feet per month for approximately $1800 per month.

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the six months ended September 30, 2008, we borrowed an aggregate amount of $487,949 from certain accredited investors under several different formats. We continue to generate operating losses and have only just begun to generate revenues.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

Revenues

We recorded net revenues of $58,190 for the three months ended September 30, 2008 compared to $26,561 in the three months ended September 30, 2007.  This represented an increase in our revenues of $31,629, or 54%.  The revenues in the three months ended September 30, 2008 were from a mix of Left Behind: Eternal Forces, Left Behind: Tribulation Forces, three Charlie Church Mouse (“CCM”) games and our newest product, Keys of the Kingdom.  All revenues in the three months ended September 30, 2007 were from the sale of Left Behind: Eternal Forces.

Approximately 77% of our revenues in the three months ended September 30, 2008 came from our largest retail customer.

Our revenue increased primarily because (a) of sales efforts from our largest retailer; and (b) a substantial increase in the size of our product line of six products, rather than one product a year earlier.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of a $3,073 for the three months ended September 30, 2008 compared to $9,375 in the three months ended September 30, 2007.  This represented a decline in our cost of sales of $6,302, a reduction of 67%.  The decrease in cost of sales – product costs was due to the inventory adjustment noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $1,239 for the three months ended September 30, 2008.  Those expenses represented our royalties from the collection of cash originating from the sale of the three Charlie Church Mouse games. We did not record any such expenses in the three months ended September 30, 2007.

General and Administrative Expenses

General and administrative expenses were $491,748 for the three months ended September 30, 2008, compared to $1,086,129 for the three months ended September 30, 2007, a decrease of $594,381 or 50%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended September 30, 2008 and 2007, we recorded expenses relating to these non-cash payments to consultants of $14,264 and $516,041, respectively. This represented a $501,777 decrease.

During the three months ended September 30, 2008, we issued 1,600,000 shares of common stock, valued at approximately $51,400 to two employees as additional compensation while in the three months ended September 30, 2007, we issued 195,000 shares of common stock, valued at approximately $33,400, to certain employees as additional compensation. This represented an increase of $18,000. The overall decrease in non-cash charges attributable to consultants and employees was $483,777.

The remainder of the decrease was due to a variety of factors, including a reduction in employee salaries and directors’ fees, reduction in travel and entertainment expenses, reduction in professional fees, communications expenses and health insurance.

Product Development Expenses

Product development expenses were $850 for the three months ended September 30, 2008, compared to $83,290 for the three months ended September 30, 2007, a decrease of $82,440 or 99%. These decreases are directly attributable to the reduction in the number of employees working on our development team, a reduction in consulting fees from outside contractors involved in game development and testing, and our current focus on the design of new products, with the intent for development to continue in subsequent quarters.

Interest Expense

We recorded interest expense of $231,209 for the three months ended September 30, 2008, compared to $243,649 in the three months ended September 30, 2007 for interest on all outstanding loans.

Net Profit

As a result of the above factors, we reported a net profit of $48,482 for the three months ended September 30, 2008, compared to a net loss of $1,395,882 for the three months ended September 30, 2007, resulting in a reduced loss of $ 1,444,364. In addition, our accumulated deficit at September 30, 2008 totaled $42,963,889.

Six Months Ended September 30, 2008 and 2007

Revenues

We recorded net revenues of $118,742 for the six months ended September 30, 2008 compared to $141,263 in the six months ended September 30, 2007.  This represented a decrease in our revenues of $22,521, or 16%.  The revenues in the three months ended September 30, 2008 were from a mix of Left Behind: Eternal Forces, Left Behind: Tribulation Forces, three Charlie Church Mouse (“CCM”) games and our newest product, Keys of the Kingdom.  All revenues in the three months ended September 30, 2007 were from the sale of Left Behind: Eternal Forces.

Approximately 32% of our revenues in the six months ended September 30, 2008 came from our largest retail customer.

Our revenue increased primarily because (a) of collection efforts from our largest retailer; (b) a substantial increase in the size of our product line of six products, rather than one product a year earlier; (c) an inventory adjustment after a warehouse fire at our former master distributor (see Note 13 from our Consolidated Financial Statements herein); and (d) various adjustments.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $33,487 for the six months ended September 30, 2008 compared to $83,820 in the six months ended September 30, 2007.  This represented a decline in our cost of sales – predict costs of $50,333, or 60%.  The decrease in cost of sales – product costs was due to the inventory adjustment noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $3,714 for the six months ended September 30, 2008.  Those expenses represented our royalties from the collection of cash originating from the sale of the three Charlie Church Mouse games. We did not record any such expenses in the six months ended September 30, 2007.

General and Administrative Expenses

General and administrative expenses were $1,292,615 for the six months ended September 30, 2008, compared to $2,194,807 for the six months ended September 30, 2007, a decrease of $902,192 or 41%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the six months ended September 30, 2008 and 2007, we recorded expenses relating to these non-cash payments to consultants of $104,831 and $765,398, respectively. This represented a $660,567 decrease.

During the six months ended September 30, 2008, we issued 1,675,000 shares of common stock, valued at approximately $52,900 to two employees as additional compensation while in the six months ended September 30, 2007, we issued 620,000 shares of common stock, valued at approximately $126,725 to certain employees as additional compensation. This represented a decrease of $73,825. The overall decrease in non-cash charges attributable to consultants and employees was $734,392.

The remainder of the decrease was due to a variety of factors, including a reduction in employee salaries and directors’ fees, reduction in travel and entertainment expenses, reduction in professional fees, communications expenses and health insurance.

Product Development Expenses

Product development expenses were $51,977 for the six months ended September 30, 2008, compared to $186,292 for the six months ended September 30, 2007, a decrease of $134,315 or 72%. These decreases are directly attributable to the reduction in the number of employees working on our development team, a reduction in consulting fees from outside contractors involved in game development and testing, and our current focus on the design of new products, with the intent for development to continue in subsequent quarters.

Interest Expense

We recorded interest expense of $374,553 for the six months ended September 30, 2008, compared to $383,888 in the six months ended September 30, 2007.  Our interest expense has been reduced based upon the lesser amount of funds raised from investors to support operations, which has been reduced over a year ago.

Net Loss

As a result of the above factors, we reported a net loss of $923,880 for the six months ended September 30, 2008, compared to a net loss of $2,711,311 for the six months ended September 30, 2007, resulting in a reduced loss of $1,787,431. In addition, our accumulated deficit at September 30, 2008 totaled $42,963,889.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008 we had $7,030 of cash compared to $2,695 of cash at March 31, 2008, an increase of $4,335. At September 30, 2008, we had a working capital deficit of $3,211,649 compared to a working capital deficit of $3,089,173 at March 31, 2008.

Operating Activities

For the six month periods ended September 30, 2008 and 2007, net cash used in operating activities was $277,491 and $1,579,507, respectively. The $1,552,016 decrease in cash used in our operating activities was primarily due to the decrease in our general and administrative expenses and research and development expenses as we reduced our expenditures to conserve cash. The net losses for the six month periods ended September 30, 2008 and 2007 were $923,880 and $2,711,331, respectively, a decrease of $1,787,451.

Investing Activities

For the six month period ended September 30, 2007, net cash used in investing activities was $6,670, which represented payments for trademarks. We did not have any investing activities in the six month period ended September 30, 2008 in order to conserve cash.

Financing Activities

For the six month periods ended September 30, 2008 and 2007, net cash provided by financing activities was $281,826 and $1,612,558, respectively. The primary element of cash provided by financing activities in the six month period ended September 30, 2008 was borrowings under notes payable and in the six month period ended September 30, 2007 was cash raised through the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through September 30, 2008, we have raised approximately $9.6 million through funds provided by private placement offerings. This was sufficient to enable us to develop our first product and expand our product line to include 6 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of our development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments.  During the six months ended September 30, 2008, we borrowed $487,949 from certain accredited investors under several different formats.  We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $3,211,649, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At September 30, 2008, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the six month periods ended September 30, 2008 and 2007, we had no such types of arrangements.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to litigation from time to time in the ordinary course of our business. More than 1 year ago, we received a letter from our former President, and current director, Jeffrey Frichner, demanding payment of $37,500 pursuant to our Separation Agreement with him that is allegedly owed to him by us.  We have accrued this amount as an accrued expense in the accompanying consolidated balance sheet.

On March 13, 2008, we entered into a payment schedule with a stipulation of judgment with Leonard Linsker in the amount of $60,000. We failed to make those payments.  We have accrued this amount as an accrued expense in the accompanying consolidated balance sheet. In July 2008, Mr. Linsker exported his judgment to California and has been successful in placing a lien on our bank accounts. On July 1, 2008, we entered into an agreement to provide Mr. Linsker with 10,000,000 shares as a settlement to this litigation. Such agreement includes restrictions on the sale of such stock to prevent dumping. Additionally, should the sale of such shares and those already in Mr. Linsker’s possession not sell for the aggregate amount of $78,000, the Company agrees to issue additional stock with the same restrictions until Mr. Linsker has received payment-in-full.

On December 7, 2008, we received notice from John P. Salvador, a former employee, of his intent to file suit against the Company. The Company intends to vigorously defend itself and does not foresee any potential liability associated with this potential litigation. According to John Salvador’s employment agreement, any attempt to litigate (rather than arbitration) actually gives the Company a right to seek injunctive relief from him for attorneys fees. The Company maintains that Mr. Salvador violated his employment agreement and accordingly, he was terminated for cause.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month periods ended September 30, 2008 and 2007, we issued to independent third parties 16,830,362 and 4,337,248 shares of common stock for services provided, valued at $ 198,955 and $ 765,398 (based on the closing price on the respective grant date), respectfully. We also issued 1,675,000 and 620,000 shares of common stock, valued at $52,900 and $126,725 (based on the closing price on the respective grant date), respectfully, to certain employees as additional compensation.

During the six month period ending September 30, 2008, we also issued 2,250,000 shares for interest, valued at $23,500 (based on the closing price on the respective grant date), respectfully.

Also, during the six month period ended September 30, 2008, we issued convertible debt to accredited investors which is convertible to 110,165,729 shares of our common stock at various conversion prices. Through those convertible debt offerings, we raised $415,305 of cash, refinanced $320,000 of past due debt as well as $40,857 of past due accrued interest. We also issued 150,000 shares of common stock for net proceeds of $1,500, when a shareholder converted a note. The convertible debt offerings carried interest rates ranging from ten percent to fifteen percent and certain of the notes also paid out an aggregate amount of 3,268,520 shares of our series B preferred stock (see below).

During the six months ended September 30, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05. We have estimated the value of these warrants to be approximately $11,000 using the binomial lattice method. During the three months ended September 30, 2008, we issued no warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Due to our failure to repay the Bridge Loans at the end of their one year terms, the loans have been declared in default and we are now accruing a penalty interest rate of 15% per annum on the $150,000 in remaining bridge loans.

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

__________________

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

LEFT BEHIND GAMES, INC.

Date: DECEMBER 9, 2008

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

ACCOUNTING OFFICER AND

CHIEF EXECUTIVE OFFICER