Form 10-Q
period 2008-12-31
LEFT BEHIND GAMES INC.
filed 2009-02-23
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X    NO     .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES       NO   X .

As of February 23, 2008, the registrant had outstanding 209,100,968 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$18,508	$2,695
Accounts receivable, net	--	830,374
Inventories, net	187,623	69,199
Debt issuance costs	--	14,872
Prepaid royalties	12,203	17,225
Prepaid expenses and other current assets	3,146	75,576
Total current assets	221,480	1,009,941

Property and equipment, net	106,305	216,872
Intangible assets, net	17,157	18,375
Other assets	118,800	52,372
Total assets	$463,742	$1,297,560

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,628,464	$2,608,438
Royalty payable	--	250,000
Advances from related parties	--	56,023
Notes payable, net of discounts	810,555	604,240
Deferred income – product sales	9,382	480,090
Deferred revenue	100,323	100,323
Total current liabilities	3,548,724	4,099,114

Convertible zero coupon notes, net of discount	70,438	8,641
Deferred rent	--	1,427
Total liabilities	3,619,162	4,109,182
Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares
Authorized, issued and outstanding;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares
Authorized; 4,091,696 and 0 shares issued and outstanding
as of December 31, 2008 and March 31, 2008, respectively	6,813	--
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 183,374,135 and 138,433,090 shares issued and
outstanding as of December 31, 2008 and
March 31, 2008, respectively	181,875	138,374
Additional paid-in capital	40,108,972	39,156,427
Stockholder note receivable	--	(70,000)
Accumulated deficit	(43,456,666)	(42,040,009)
	(3,155,420)	(2,811,622)
Total liabilities and stockholders' deficit	$463,742	$1,297,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ending

December 31, 2008 and 2007

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Net revenues	$33,232	$29,938	$151,974	$171,201

Costs and expenses:
Cost of sales – product costs	2,967	55,135	36,454	138,965
Cost of sales – intellectual
property costs	3,220	1,338	6,934	1,338
General and administrative	277,072	909,641	1,569,687	3,104,448
Product development	364	39,819	52,342	226,111
Total costs and expenses	283,623	1,005,933	1,665,417	3,470,862
Operating loss	(250,391)	(975,995)	(1,513,443)	(3,299,661)

Other expense:
Interest and other debt expenses	196,855	155,734	571,408	539,622
Other expense	45,530	--	50,643	1,387
Total other expense	242,385	155,734	622,051	541,009

Other income:
Gain from extraordinary events	--	--	468,837	--
Debt forgiveness income	--	--	250,000	--
Total other income	--	--	718,837	--

Loss before provision	(492,776)	(1,131,729)	(1,416,657)	(3,840,670)
for income taxes

Provision for income taxes	--	1,600	--	4,000

Net loss	$(492,776)	$(1,133,329)	$(1,416,657)	$(3,844,670)

Basic and diluted loss per
common share	$(0.00)	$(0.01)	$(0.01)	$(0.06)
Weighted average number of common
shares outstanding	175,010,684	86,670,809	100,521,709	61,492,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(1,416,657)	$(3,844,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,493	90,819
Interest paid in common stock	23,500	--
Loss on disposal of assets	50,643	3,962
Beneficial conversion of notes payable to common stock	--	83,600
Gain on license amendment	(250,000)	--
Estimated fair value of common stock issued to consultants for services	213,919	787,513
Estimated fair value of common stock issued to
Employees and directors for services	52,900	126,725
Amortization of debt discount and
Debt issuance costs	421,077	372,873
Changes in operating assets and liabilities:
Accounts receivable	830,374	(156,676)
Inventories	(118,424)	28,998
Prepaid expenses	71,129	--
Other assets and prepaid royalties	(61,406)	(23,659)
Accounts payable and accrued expenses	85,933	179,930
Deferred income – product sales	(470,708)	68,579
Deferred rent	(1,427)	2,885
Net cash used in operating activities	(517,654)	(2,279,121)

Cash flows from investing activities:

Payments for trademarks and prepaid royalties	--	(9,570)
Net cash used in investing activities	--	(9,570)

Cash flows from financing activities:

Debt issuance costs	--	(16,900)
Proceeds from the issuance of notes payable	562,425	455,893
Principal repayments of notes payable	(28,958)	(193,870)
Payments on advances from related parties	--	(34,121)
Payments received from notes payable for stock	--	10,000
Proceeds from the issuance of common stock	--	2,058,836
Net cash provided by financing activities	533,467	2,279,838

Net increase in cash (decrease)	15,813	(8,853)

Cash at beginning of period	2,695	14,965

Cash at end of period	$18,508	$6,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2008	2007

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$11,679

Income taxes	$--	$4,000

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock in exchange for note receivable	$(70,000)	$80,000

Issuance of common stock as debt issuance costs	$--	$76,750

Conversion of accrued expenses to convertible debt	$34,919	$--

Exchange of equipment for settlement of accounts payable	$--	$2,763

Amendment to royalty agreement, debt forgiveness	$--	$--

Discount on convertible notes payable	$604,672	$--

Conversion of notes payable into common stock	$8,500	$110,000

Issuance of note payable for financing of insurance policy	$--	$39,737

Issuance of common stock to pay accounts payable & accrued	$78,000	$--

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2008 and 2007, we did not have balances in excess of the FDIC insurance limit, and generally do not carry cash balances in our bank account over $250,000.

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

During the three months ended December 31, 2008, we recorded $681.75 in cost of goods sold related to the Left Behind brand license, $1,307.00 in cost of goods sold related to the Charlie Church Mouse license and $1,230.52 in cost of goods sold related to Keys of the Kingdom license.  During the three months ended December 31, 2007, we did not record any cost of goods sold related to royalties.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of December 31, 2008, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

As of December 31, 2008, we had net operating loss carryforwards of approximately $25,300,000 available to offset future taxable Federal and state income.  The Federal and state net operating moss carryforwards expire at various dates through 2026 and 2016, respectively.  Section 382 of the Internal Revenue Code may limit utilization of our Federal and state net operating loss carryforwards upon any change in control of the Company.

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

Securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive. There were 183,937,158 and 0 potentially dilutive common shares outstanding for the nine and three months ended December 31, 2008 and 2007, respectively. Accordingly, the diluted loss per share calculations have not been included. Additionally, the diluted loss per share for the three months ending December 31, 2008 was not materially different than the basic profit per share and has therefore not been disclosed.

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency. Assets and liabilities of LB Games Ukraine, which operates in the Ukraine, are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ deficit. We determined that the translation gain or loss did not have a material impact on our stockholders’ deficit as of December 31, 2008 and March 31, 2008. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three month period ended December 31, 2008 and 2007.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three month periods ended December 31, 2008 and 2007.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the six month periods ended December 31, 2008 and 2007, we did not record any such types of arrangements.

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

The following outlines the significant assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model (no warrants were valued in the three months ended December 31, 2007):

Three Months Ended December 31, 2008
Risk free interest rate	4.68%
Average expected life	3 years
Expected volatility	181.7%
Expected dividends	None

We did not make any changes to our valuation techniques in the quarter ended December 31, 2008.

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

Customer Concentrations

During the three month periods ended December 31, 2008, our largest retail customer accounted for 27% of our revenue. For the three month period ended December 31, 2007, two customers accounted for 49% and 19% of our net revenues, respectively. As of December 31, 2008 and March 31, 2008, such customers together represented 28% and 49% of our cash receipts and accounts receivable, respectively.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have started generating revenue but have incurred net losses of $492,776 and $1,416,657 during the nine month periods ended December 31, 2008 and 2007, respectively, and had an accumulated deficit of $43,456,666 at December 31, 2008. Additionally, we are in default on certain notes payable and subject to certain defaults/judgments, which among other matters, raises significant doubt about our ability to continue as a going concern. Our current financial resources are insufficient to fund our anticipated capital expenditures, working capital need and other cash requirements for the fiscal year ending March 31, 2009. Therefore we will be required to seek additional funds through debt and/or equity financing arrangements to finance our current and long-term operations.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at December 31, 2008 and March 31, 2008:

	December 31, 2008	March 31, 2008
Raw Materials	$63,787	$287,564
Finished Goods	123,836	87,695
		375,259
Less Reserve	--	(306,060)
Total Inventories	$187,623	$69,199

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and March 31, 2008:

	December 31,	March 31,
	2008	2008
Office furniture and equipment	$4,322	$66,985
Leasehold improvements	--	106,010
Computer equipment	137,385	200,756
	141,707	373,751

Less accumulated depreciation	(35,402)	(156,879)

	$106,305	$216,872

Depreciation expense for the nine month periods ended December 31, 2008 and 2007 was $50,275 and $87,431, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2008 and March 31, 2008:

	December 31, 2008	March 31, 2008
License	$--	$5,850
Trademarks	18,286	65,331
	18,286	71,181

Less accumulated amortization	(1,129)	(52,806)

	$17,157	$18,375

Trademarks are amortized on a straight-line basis over their lives.  The license is fully amortized and has been written off.

NOTE 7 - RELATED PARTY TRANSACTIONS

LB Games Ukraine is not currently providing software development services to us. However, due to our history of providing on-going financial support to that entity, through consolidation we absorbed all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $163 at December 31, 2008. During the nine month periods ended December 31, 2008 and 2007, we paid approximately $0 and $149,727 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period.

At various times, several of the officers of the company have advanced us funds to help us with our working capital requirements. These advances were non-interest bearing and have been classified as a current liability in the accompanying condensed consolidated balance sheets as of December 31, 2008 and March 31, 2008. At December 31, 2008, a total of $0 was owed to various officers of the company.

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

During the nine month periods ended December 31, 2008 and 2007, we issued to independent third parties 19,919,282 and 4,552,061 shares of common stock for services provided, valued at $213,919 and $787,513 (based on the closing price on the respective grant date), respectfully. We also issued 1,675,000 and 620,000 shares of common stock, valued at $52,900 and $126,725 (based on the closing price on the respective grant date), respectfully, to certain employees as additional compensation.

During the nine month period ending December 31, 2008, we also issued 2,250,000 shares for interest, valued at $23,500 (based on the closing price on the respective grant date), respectfully.

During the nine months ended December 31, 2008, we issued 10,000,000 shares of common stock as a legal settlement, valued at $78,000.

Also, during the nine month period ended December 31, 2008, we issued convertible debt to accredited investors, which is convertible to 181,199,658 shares of our common stock at various conversion prices. Through those convertible debt offerings, we raised $521,230 of cash, refinanced $320,000 of past due debt as well as $40,857 of past due accrued interest. We also issued 10,950,000 shares of common stock for net proceeds of $8,500, when shareholders purchased stock or converted a note. The convertible debt offerings carried interest rates ranging from ten percent to fifteen percent and certain of the notes also paid out an aggregate amount of 7,360,216 shares of our series B preferred stock (see below).

During the nine months ended December 31, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05. We have estimated the value of these warrants to be approximately $11,000 using the binomial lattice method. During the three months ended December 31, 2008, we issued no warrants.

Preferred Stock

See the Subsequent Events section to read about anticipated changes to Preferred Stock on March 16, 2009.

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

The holders of series A preferred stock have a liquidation preference equal to the sum of the value of converted common stock, aggregating $188,500 at December 31, 2008.

On October 1, 2008, we designated 6,413,755 shares of our 20,000,000 authorized preferred stock as series B preferred. Such stock was designated to be used in future private offerings. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period.  Subsequently, each series B preferred share has voting power equal to one vote of common stock. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders. On February 9, 2009, we designated the remaining 10,000,000 of our authorized preferred stock as series B preferred.

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

For the nine months ending December 31, 2008, we issued 7,352,715 shares to investors who entered into convertible note and stock purchase agreements on various terms. In the three months ending December 31, 2008, we issued 4,091,696 of these series B Preferred Stock to investors who entered into convertible notes (see Note 10).

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

In October 2006, the Company entered into a three year lease to rent 3,500 square feet of additional space in Murrieta, California at $3,920 per month. This additional space was being used for both administrative, sales and warehouse purposes. For the nine months ended December 31, 2008 and 2007, we recorded approximately $0 and $109,000, respectively, of rent expense. In October 2008, we voluntarily vacated this space. We are currently in negotiations regarding a settlement with the Landlord. Therefore, we can not predict the impact of these negotiations or pending settlement on our financials.

The Company now sublets 2,500 square feet at an approximately cost of $1800 per month with provisions to change as it may for the subletor.

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

The Company has paid royalties in accordance with its agreements and is compliant with the terms and conditions of its royalty agreements.

Content License

In July 2007, we entered into a Software Publishing Agreement to publish three pc video games under the Charlie Church Mouse (“CCM”) brand.  That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges.  We paid an original license fee of $25,000 in connection with the signing of the Software Publishing Agreement and have a prepaid license fee amount of $12,278.24 under prepaid expenses and other current assets on our December, 2008 balance sheet.

Litigation

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

NOTE 10 - NOTES PAYABLE

During the nine months ended December 31, 2008, we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

The following table is a summary of our notes payable outstanding as of December 31, 2008:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Loans from investors	$163,344	$--	$163,344

Bridge loan (see note 12)	150,000	--	150,000

Convertible loans from investors	812,248	(315,037)	497,211

Convertible zero coupon notes	247,188	(176,750)	70,438

Total Notes Payable	$1,372,780	$(491,787)	$880,993

During the three months ended December 31, 2008, we borrowed an aggregate amount of $105,925 of cash from eight existing accredited investors under several different arrangements.

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

NOTE 11 - DEFERRED REVENUES

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the fiscal year ended March 31, 2007. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of December 31, 2008.

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

The Company is currently in negotiations with Meyers to resolve all loans in default.

NOTE 13 – EXTRAORDINARY EVENTS

In the quarter ending September 30, 2008, much of our inventory located within the warehouse of CokeM, our former master distributor, was destroyed. As a result of this loss, we entered into a settlement agreement to terminate our relationship with CokeM which eliminated all accounts receivable, reserves against accounts receivable, accounts payable and accrued liabilities associated with our CokeM relationship. Additionally, we received delivery of inventory items we never expected to receive, which survived the fire. As a result, in our September 30, 2008 quarter, we recorded a gain from extraordinary events of $468,837 related to the CokeM settlement.

NOTE 14 - SUBSEQUENT EVENTS

In January 2009, we raised $60,787 through various stock purchase agreements based upon various terms to existing shareholders.

On February 13, 2009, a majority of shareholders voted in favor of the following proposals, expected to become effective on March 16, 2009:

-

the election of Richard Knox, Sr. to the Board of Directors for a period of one year or until his respective successor is elected and qualifies; and

-

to appoint J Crane, CPA P.C. as the independent registered accountants for the fiscal year ending March 31, 2009; and

-

to increase the Company’s authorized number of shares of common stock from 400,000,000 to 1,200,000,000; and

-

to increase the Company’s authorized number of shares of preferred stock from 20,000,000 to 60,000,000.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 and 2007

Revenues

We recorded net revenues of $33,232 for the three months ended December 31, 2008 compared to $29,938 in the three months ended December 31, 2007.  This represented an increase in our revenues of $3,292, or 11%. The revenues in the three months ended December 31, 2008 were from a mix of Left Behind: Eternal Forces, Left Behind: Tribulation Forces, three Charlie Church Mouse (“CCM”) games and our newest product, Keys of the Kingdom.  All revenues in the three months ended December 31, 2007 were from the sale of Left Behind: Eternal Forces and three CCM games.

Approximately 27% of our revenues in the three months ended December 31, 2008 came from our largest retail customer.

Our revenue increased primarily because (a) of sales efforts from our largest retailer; and (b) a substantial increase in the size of our product line of six products, rather than one product a year earlier.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of a $2,967 for the three months ended December 31, 2008 compared to $55,135 in the three months ended December 31, 2007.  This represented a decline in our cost of sales of $52,168, a reduction of 95%.  The decrease in cost of sales – product costs was due to a surplus in inventory and as a result, almost no inventory-related operational expenses. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $3,220 for the three months ended December 31, 2008.  Those expenses represented our royalties from the collection of cash originating from the sale of all of our products. We recorded cost of sales – intellectual property licenses of $1,338 for the three months ended December 31, 2007.

General and Administrative Expenses

General and administrative expenses were $277,072 for the three months ended December 31, 2008, compared to $909,641 for the three months ended December 31, 2007, a decrease of $632,569 or 69%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended December 31, 2008 and 2007, we recorded expenses relating to these non-cash payments to consultants of $56,508 and $22,115, respectively. This represented a $34,393 decrease.

During the three months ended December 31, 2008 and 2007 respectfully, we issued no shares to employees as additional compensation.

Product Development Expenses

Product development expenses were $364 for the three months ended December 31, 2008, compared to $39,819 for the three months ended September 30, 2007, a decrease of $39,454 or 99%. These decreases are directly attributable to the reduction in the number of employees working on our development team, a reduction in consulting fees from outside contractors involved in game development and testing, and our current focus on the design of new products, with the intent for development to continue in subsequent quarters.

Interest Expense

We recorded interest expense of $196,855 for the three months ended December 31, 2008, compared to $155,734 in the three months ended December 31, 2007 for interest on all outstanding loans.

Net Loss

As a result of the above factors, we reported a net loss of $492,776 for the three months ended December 31, 2008, compared to a net loss of $1,133,329 for the three months ended December 31, 2007, resulting in a reduced loss of $640,553. In addition, our accumulated deficit at December 31, 2008 totaled $43,456,666.

Nine Months Ended December 31, 2008 and 2007

Revenues

We recorded net revenues of $151,974 for the nine months ended December 31, 2008 compared to $171,201 in the nine months ended December 31, 2007.  This represented a decrease in our revenues of $19,227, or 11%.  The revenues in the three months ended December 31, 2008 were from a mix of Left Behind: Eternal Forces, Left Behind: Tribulation Forces, three Charlie Church Mouse (“CCM”) games and our newest product, Keys of the Kingdom.  All revenues in the three months ended December 31, 2007 were from the sale of Left Behind: Eternal Forces, Left Behind: Tribulation Forces, and three Charlie Church Mouse (“CCM”) games.

Approximately 29% of our revenues in the nine months ended December 31, 2008 came from our largest retail customer.

Our revenue increased primarily because (a) of collection efforts from our largest retailer; (b) a substantial increase in the size of our product line of six products, rather than one product a year earlier; and (c) various adjustments.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $36,454 for the nine months ended December 31, 2008 compared to $138,965 in the nine months ended December 31, 2007.  This represented a decline in our cost of sales – product costs of $102,511, or 74%.  The decrease in cost of sales – product costs was due to a surplus in inventory and as a result, almost no inventory-related operational expenses. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $6,934 for the nine months ended December 31, 2008 compared to $1,338 for the nine months ended December 31, 2007.  This represented an increase in our cost of sales – intellectual property licenses of $5,596, or 418%. The increase in cost of sales – intellectual property licenses was due to an increase in “licensed products” sold when compared to the same period a year earlier.

General and Administrative Expenses

General and administrative expenses were $1,569,687 for the nine months ended December 31, 2008, compared to $3,104,448 for the nine months ended December 31, 2007, a decrease of $1,534,761 or 49%. This resulted from the company’s substantial reduction in expenses which has occurred over the past 12 months.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the nine months ended December 31, 2008 and 2007, we recorded expenses relating to these non-cash payments to consultants of $213,919 and $787,513, respectively. This represented a $573,594 decrease.

During the nine months ended December 31, 2008, we issued 1,675,000 shares of common stock, valued at approximately $52,900 to two employees as additional compensation while in the nine months ended December 31, 2007, we issued 620,000 shares of common stock, valued at approximately $126,725 to certain employees as additional compensation. This represented a decrease of $73,825. The overall decrease in non-cash charges attributable to consultants and employees was $647,419.

The remainder of the decrease was due to a variety of factors, including a reduction in employee salaries and directors’ fees, reduction in travel and entertainment expenses, reduction in professional fees, communications expenses and health insurance.

Product Development Expenses

Product development expenses were $52,342 for the nine months ended December 31, 2008, compared to $226,111 for the nine months ended December 31, 2007, a decrease of $173,769 or 77%. These decreases are directly attributable to the reduction in the number of employees working on our development team, a reduction in consulting fees from outside contractors involved in game development and testing, and our current focus on the design of new products, with the intent for development to continue in subsequent quarters.

Interest Expense

We recorded interest expense of $571,408 for the nine months ended December 31, 2008, compared to $539,622 in the nine months ended December 31, 2007.  Our interest expense has been reduced based upon the lesser amount of funds raised from investors to support operations, which has been reduced over a year ago.

Net Loss

As a result of the above factors, we reported a net loss of $1,416,657 for the nine months ended December 31, 2008, compared to a net loss of $3,844,670 for the nine months ended December 31, 2007, resulting in a reduced loss of $2,428,013. In addition, our accumulated deficit at December 31, 2008 totaled $43,456,666.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 we had $18,508 of cash compared to $2,695 of cash at March 31, 2008, an increase of $15,813. At December 31, 2008, we had a working capital deficit of $3,326,662 compared to a working capital deficit of $3,089,173 at March 31, 2008.

Operating Activities

For the nine month periods ended December 31, 2008 and 2007, net cash used in operating activities was $517,654 and $2,279,121, respectively. The $1,761,467 decrease in cash used in our operating activities was primarily due to the decrease in our general and administrative expenses and research and development expenses as we reduced our expenditures to conserve cash. The net losses for the nine month periods ended December 31, 2008 and 2007 were $1,416,657 and $3,844,670, respectively, a decrease of $2,428,013.

Investing Activities

For the nine month period ended December 31, 2007, net cash used in investing activities was $9,570, which represented payments for trademarks. We did not have any investing activities in the nine month period ended December 31, 2008 in order to conserve cash.

Financing Activities

For the nine month periods ended December 31, 2008 and 2007, net cash provided by financing activities was $533,467 and $2,279,838, respectively. The primary element of cash provided by financing activities in the nine month period ended December 31, 2008 was borrowings under notes payable and in the nine month period ended December 31, 2007 was cash raised through the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through December 30, 2008, we have raised approximately $9.7 million through funds provided by private placement offerings and convertible notes. This was sufficient to enable us to develop our first product and expand our product line to include 6 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of our development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments.  During the nine months ended December 31, 2008, we borrowed $833,587 from certain accredited investors under several different formats.  We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $3,326,662, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At December 31, 2008, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine month periods ended December 31, 2008 and 2007, we issued to independent third parties 19,919,282 and 4,552,061 shares of common stock for services provided, valued at $213,919 and $787,513 (based on the closing price on the respective grant date), respectfully. We also issued 1,675,000 and 620,000 shares of common stock, valued at $52,900 and $126,725 (based on the closing price on the respective grant date), respectfully, to certain employees as additional compensation.

During the nine month period ending December 31, 2008, we also issued 2,250,000 shares for interest, valued at $23,500 (based on the closing price on the respective grant date), respectfully.

During the nine months ended December 31, 2008, we issued 10,000,000 shares of common stock as a legal settlement, valued at $78,000.

Also, during the nine month period ended December 31, 2008, we issued convertible debt to accredited investors, which is convertible to 181,199,658 shares of our common stock at various conversion prices. Through those convertible debt offerings, we raised $521,230 of cash, refinanced $320,000 of past due debt as well as $40,857 of past due accrued interest. We also issued 10,950,000 shares of common stock for net proceeds of $8,500, when shareholders purchased stock or converted a note. The convertible debt offerings carried interest rates ranging from ten percent to fifteen percent and certain of the notes also paid out an aggregate amount of 7,360,216 shares of our series B preferred stock (see below).

During the nine months ended December 31, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05. We have estimated the value of these warrants to be approximately $11,000 using the binomial lattice method. During the three months ended December 31, 2008, we issued no warrants.

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

Exhibit 31.1

Certification of principal executive officer/principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer/principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 23, 2009

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

ACCOUNTING OFFICER AND

CHIEF EXECUTIVE OFFICER