Form 10-K
period 2009-03-31
LEFT BEHIND GAMES INC.
filed 2009-07-15
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                                                                                                                Yes ☐   No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer  ☐          Accelerated filer  ☐

       Non accelerated filer    ☐           Smaller reporting company  ☒

       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company. Yes ☐  No ☒

The registrant had no revenue for the fiscal year ended March 31, 2009. The aggregate market value of the Common Stock held by non-affiliates was approximately $32,492,877 based upon 663,119,943 shares at the closing price of the Common Stock of $0.049, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 30, 2009.

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2009 was 677,798,293.

TABLE OF CONTENTS

Page
PART I

Item 1.	Description of Business

Item 1A.	Risk Factors

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Item 8.	Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Results of Operations

Item 9A (T).	Controls and Procedures

Item 9B.	Other Information
PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services

Item 15.	Exhibits

Item 15A.	Financial Statements

Signatures

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Background

Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms), was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002. The Company is engaged in the development, production and sale of Christian inspirational PC video games based upon the popular Left Behind series of novels, published by Tyndale House Publishers.  The mission of the company is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences. As of the date of this Annual Report, we produce and sell  inspirational video games.

Our common stock is quoted on the OTC Bulletin Board under the ticker symbol “LFBG.”

On that December 31, 2001, we signed a license agreement with Tyndale House Publishers for the exclusive world-wide rights to the Left Behind brand for the purpose of electronic games. According to Tyndale House Publishers, the Left Behind’s book series has sold more than sixty three (63) million copies and as a result, the ten initial books, followed by children’s books, comic books, music and three movies with the Left Behind brand name have generated hundreds of millions of dollars at retail.  According to a Barna Research study, Left Behind has also become a recognized brand name by more than one-third (1/3) of Americans.

Left Behind Games Inc. became a public company on February 7, 2006.  On that date, through a reverse merger acquisition, we acquired the public entity Bonanza Gold, Inc., a Washington corporation which had been in operation since 1961. As a result of the share exchange agreement, LFBG shareholders and management controlled the new public company. And as part of the transaction, we changed the name to Left Behind Games, Inc. and are currently doing business under the name “Inspired Media Entertainment.”

Due to the high impact of the brand name Left Behind Games, recognized within the marketplace, we have retained this name although other products have been added to our line.  As time goes on and we continue to add new products, we anticipate changing our name to Inspired Media Entertainment.

Our Company became one of the first to develop, publish, and distribute products game for the multi-billion dollar inspirational marketplace when in November of 2006, we released our first product, “LEFT BEHIND: Eternal Forces”, a PC real-time strategy game. We successfully gained entry into more than ten thousand (10,000) retail locations, including Target, Best Buy, Amazon.com, GameStop, EB Games, select Wal-Marts, Circuit City, Comp USA and numerous others.

Because our distribution channel failed to efficiently deliver our product to the Christian and inspirational marketplace in late 2006, we believe that it significantly impacted our initial release.  Due to this experience, we decided to build our own direct-to-store distribution channel for the Christian and inspirational marketplaces. In time for the Christmas shopping season in 2007, we established account relationships with over fifteen hundred (1,500) stores directly.

On July 5, 2007, we obtained an exclusive license to sell three (3) PC games featuring Charlie Church Mouse to the Christian Booksellers Association (CBA) market from Lifeline Studios, Inc., the developer and original publisher. On June 30, 2009, we expanded our license agreement for Charlie Church Mouse PC Games to include all distribution channels worldwide.

On May 20, 2008, we acquired the publishing and distribution rights to the PC game, “Keys of the Kingdom.” This new game features brain-teasing dynamics and inspirational scriptures. We agreed to pay the author a royalty of fifteen percent (15%) of gross profits.

Since becoming incorporated, we have not had or been involved in any bankruptcy, receivership or similar proceeding.

Recent Developments

From January 7th to May 15th, 2009 we performed thirteen (13) direct-marketing tests through one of our primary marketplaces, the Christian churches themselves. Based upon the statistical results, we project that 11.2% of them will provide the Company with monies from an unsolicited mailing which includes 10 of our games.  Better than this, based upon our own direct-marketing phone call campaigns, we have found that more than 10% of churches that will gladly accept our games in unsolicited packages and send us cash for the games. With more than 300,000 churches in the USA alone, this provides a vast marketplace.

In June 2009, we started a new Independent Representative Campaign and expect to establish a powerful Direct Rep distribution channel of our own in the coming weeks, months and years. In time, we believe the majority of our income could be generated from this direct contact network. This Direct Rep program is made up of work-at-home independent contractors that call Pastors in an effort to encourage the sale of our games.

On June 24, 2009, we announced that Wal-Mart has approved a test market in an undisclosed number of stores for Left Behind PC Games, with a preliminary launched date of October 12, 2009.  The test is expected to run through Christmas. We anticipate that the games should be available for sale in time for the Christmas shopping season.

Also on June 23, 2009, we signed an agreement with Leading Points Corporation to represent the Company at military-focused retailers on bases including the Army, Air Force, Navy, Coast Guard and Marine exchanges.

On July 7, 2009, we signed a distribution agreement with Jack of All Games, the distribution subsidiary of Take-Two Interactive (Nasdaq: TTWO), to distribute our games, providing us with potential distribution of our products into stores including Wal-Mart, Best Buy, Target, EB Games, GameStop, Toys "R" Us, Blockbuster and other leading retailers.

So far in 2009, the Company has accomplished major goals which are expected to provide a firm financial foundation by the end of the year.

Principal Products or Services and Their Markets

All of the games are now branded under the name of Left Behind Games.  However, they fall into three categories due to the acquisition of the Charlie Church Mouse brand name and the Keys of the Kingdom rights.  See www.inspiredmedia.com & www.supportgoodgames.com.  These games have received positive support from well respected Christian leaders, including the Billy Graham Evangelistic Association and Joel Osteen’s Church (Lakewood), one of the largest mega-churches in the U.S.

Following are expanded descriptions of these three PC game branded product lines:

Left Behind Games.

Two of our primary video games are based upon the Left Behind novels and products.  These entail fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil.  They are very action oriented and supremely suitable for an engaging series of electronic games.

Our initial product was a PC game called “Left Behind: Eternal Forces” (“EF”).  EF is a real time strategy game played by one (1) person or online by up to eight (8) players on PCs. The game was launched in November 2006, and we have made nine (9) free updates since the launch. It is loosely based on the Left Behind series, but is not specific to any one of the Left Behind novels.  EF has sold more than 70,000 copies.

Our newest game, “Left Behind: Tribulation Forces” was launched in November 2007.  It is a sequel EF and it takes the real-time genre to an entirely new level.  Greater emphasis is placed upon the idea that spiritual weapons such as “prayer” and “worship” are more powerful to achieve the goals of the game than the user of “guns”.  Tribulation Forces includes the original forty (40) missions of Eternal Forces, with five (5) new in-depth missions.  A new American Militia faction and enhanced artificial intelligence system provides gamers a more challenging experience.  Multiplayer features are enhanced and the world graphics have been substantially improved, along with new maps representing a larger portion of a post-apocalyptic New York City.

Charlie Church Mouse Games

We launched “The Charlie Church Mouse” (“CCM”) video games in 2007.  CCM games are educational software programs utilizing Bible stories designed for pre-school, kindergarten and early elementary age children. Each of our three CCM games teaches valuable life lessons through Biblical stories. Sequential stories increase the degree of difficulty to challenge children.  All of the games reinforce academic skills, character development and moral integrity through the exploration of timeless Bible stores that parents embrace and children relate to and enjoy.

Keys of the Kingdom Game

We launched “Keys of the Kingdom” PC game in summer 2008.  This game features brain-teasing dynamics and inspirational scriptures.  We are obligated to pay the author a royalty of fifteen percent (15%) of gross profits  pursuant to our royalty agreement with the developer.

Social Networking Site Abandoned.

We originally developed a social networking website named DreamWebSpace.com, but as part of our focus returning specifically to games, the company chose to abandon the project in April 2008.

Additional Products & Marketing

Although we started as a one item company, we have expanded our product line to include six (6) games with plans to eventually release one new game per quarter. We also are actively seeking to acquire new products, and potentially businesses, to further enhance our product offerings.

We believe that successfully marketing products that are inspirational in nature must include development of a grass-roots campaign supported by Churches and Ministries worldwide. As such, we have held five (5) church sponsored outreach events called “Eternal Forces Mondays.”  These events provide opportunities for churches to send their youth to local LAN Centers and for youth pastors and members to invite others to an event outside of church. A LAN Center is a game center that allows gamers to play in a social environment, often for an hourly fee.

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

Pursue Growing Trends of Digital Content Creation and Distribution

As the interactive entertainment industry continues to evolve, new revenue streams are emerging from the growing trends of digital content creation and distribution. While still nascent, these revenue opportunities are expected to increase significantly in future years. We are currently focused on generating revenue from in-game advertising. Our current Left Behind branded games have hundreds of potential placements for in-game advertising, which can be updated weekly, either dynamically or via our automatic update-game feature. To date, Jeep, GameStop and Dell Computers have placed ads in our current game.

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

Market Industry Overview

Company’s Core Demographic. The company’s primary audience is consumers who desire to play inspirational and family-friendly video games.

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

According to the NPD Group, a provider of consumer and retail information based in Port Washington, New York 2006, U.S. retail sales of video games and PC games, which includes console and portable hardware, software and accessories, were approximately $13.5 billion, which exceeded the previous record set in 2002 by over $1.7 billion.

Sales growth in the game software industry is more than double the growth rate of the U.S. economy as a whole, according to a study of the U.S. Government Census and other economic data, as reported in an ESA report. Analysts predict that more money will be spent again this year on interactive software than at the box office. According to a recent CNBC News report, even though we are in a recession, computer game sales continue to increase. PricewaterhouseCoopers predicts that the sale of software games will reach $21.6 Billion by 2013. If Christian games capture just 1% of that market, that comes to $210 million annually.  Currently, we estimate that between than $2-5 million is per year is spent on Christian games annually.

In 2007, according to the NPD Group, games on computers like Tribulation Forces accounted for $910.7 million in sales with 36.4 million units sold. According to the Entertainment Software Association, the ‘strategy’ genre of Tribulation Forces is played by more than 33% of PC gamers and represents the largest gaming segment in computer games.

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

In 2006, according to a Peter D. Hart Research Associates study, seventy-five percent (75%) of American heads-of-household play computer and video games, thirty-nine percent (39%) of computer gamers are over the age of thirty-five (35) and the average game player is thirty (30) years old, nineteen percent (19%) are age fifty (50) or older, and forty-three percent (43%) are women.  The study also found the typical game purchaser is thirty-seven (37) years old, and adult gamers have been playing for an average of twelve (12) years.  Further data shows just thirty-five percent (35%) of gamers are under the age of eighteen (18), while forty-three percent (43%) are 18 - 49 years old.  Interestingly, women over the age of eighteen (18) constitute a greater portion of the game playing population (28%) than boys 6-17 (21%).

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

Computer gamers, however, most often purchase strategy 26.9%, family and children 20.3%, and shooter games 16.3%, followed by role-playing games 10%, adventure 5.9%, sports 5.4% and action games with 3.9%. Our games target both the strategy and family markets. Based upon Wedbush Morgan Securities’ research, every game in the top ten of 2002 independently generated more than a hundred million dollars ($100,000,000) in sales.

Marketing

We used a variety of avenues for promoting and marketing the launch of Eternal Forces in November and December 2006, including television, radio, print advertising, trade shows, as well as the Internet. We anticipate that the Internet will become a cost-effective method for developing brand awareness and promoting our products.

Interactive software publishers use various strategies to differentiate themselves and build competitive advantages within the industry such as platform focus, internal versus external development, third party distribution, international sales and game genre focus.  According to Michael Pachter of Wedbush Morgan, “Deciding which platforms to publish games for is one of the most important decisions a publisher faces.  Different game platforms require varying development costs, time to market, gross margins, and marketing budgets.”  Accordingly, we initially focused on the PC/Multi-player version of the game.  This strategy allowed us to focus on the development of our first game, Left Behind Games: External Forces, without the required processes posed by licensors Sony, Microsoft and Nintendo on their various consoles.  We intend to release console and portable games into the marketplace in the future years with the intent to partner with larger publishing companies to limit the effective risk in releasing new titles.

The game is designed to support two (2) game modes, Storyline and Game World modes.  In Storyline mode, gamers will have the opportunity to interact within events from the novels.  In Game World mode, gamers will compete and fight for territory in an effort to defeat all opponents.  The gamers’ goal will be to fight against the Global Community (commanded by the Anti-Christ) with Tribulation Forces.  In One Player game mode, all opponents will be computer generated.  However, in Multi-player mode, gamers online will compete against each other.  Although we are not focused on the development of a Massive Multi-player Online Game (“MMOG”), at some point in the future, our game could migrate to the MMOG platform without tremendous changes in design, game play, storylines and structure.

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

Many participants in the computer software and game market have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. We cannot guarantee that third parties will assert that we are infringing upon their proprietary rights even if we believe that is not the case. Responding to such claims, regardless of merit, could cause product shipment delays or require us to enter into royalty or licensing arrangements to settle such claims. Any such claims could also lead to time-consuming, protracted and costly litigation, which would require significant expenditures of time, capital and other resources by our management. The failure to resolve such claims on favorable terms could result in management spending time and energy on such matters instead of our business which could cause material adverse effect on our business, financial condition and results of operations. We expect that companies will increasingly be subject to infringement claims as the number of products and competitors in this industry segment grows and the functionality of products in different industry segments overlaps.

The Left Behind License. On October 11, 2002, the publisher of the Left Behind book series granted us an exclusive worldwide license to use the copyrights and trademarks relating to the storyline and content of the books in the Left Behind series of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet.

The license requires us to pay royalties based on the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems, and a smaller percentage of the gross receipts on other console game platform systems. According to the license agreement, we are required to guarantee a minimum royalty during the initial four-year term of the license, of which we have already paid a portion. This advance will be set off as a credit against all monies owed subsequently under the license. We were behind in our payments to the licensor. If these are not paid, in the event the licensor makes a demand, it could result in the termination of the license agreement. In such case, we shall continue to have the rights to sell all games in the marketplace along with all inventory already purchased. On September 28, 2008, the Company and licensor modified terms of the agreement to eliminate minimum royalty guarantees. Instead, within 30 days from the end of each month, Company shall provide royalties to licensor based upon its agreement for the preceding month. Additionally, the license term of 3 years automatically renews to additional terms in perpetuity.

Distribution Methods of the Products and/or Services

North American Market. We distributed LEFT BEHIND: Eternal Forces (“EF”) in the holiday season of 2006 through a distribution agreement with COKeM International Ltd. We sold directly to GameStop and COKeM resold EF to a number of large retailers, including Sam’s Club, selected Wal-Mart stores, Target, Best Buy and Circuit City. We believe that EF was distributed at the traditional locations where many North American video gamers go to purchase and/or rent their video games. That distribution agreement was subsequently mutually terminated in 2007. On July 7, 2009, we signed a distribution agreement with Take-Two Interactive (Nasdaq: TTWO) to distribute our games, providing us with potential distribution of our products into retailers including Wal-Mart, Best Buy, Target, EB Games, GameStop, Toys "R" Us, Blockbuster and other leading retailers. The initial term of the agreement is one-year, but will automatically renew if not terminated by either party.

International Market. We currently sell our products internationally through distributors into Australia, Canada, Singapore and South Africa. We intend to continue this strategy of selling through international distributors with an emphasis on Europe and East Asia.

International Church Market. We are currently testing a church marketing program in Brazil and plan to have results to announce in the near future.

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

Competition

The video game industry is intensely competitive and new video game products and platforms are regularly introduced. Our competitors vary in size from small companies to very large corporations, with far longer operating histories, and significantly greater financial, marketing and product development resources than us. Due to these greater resources, certain of our competitors are be able to undertake more extensive marketing and promotional campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable products, and devote substantially more money to game development than we can. Also as a result, our competitors may be able to adapt more quickly to changes in the media market or to devote greater resources than we can to the sales of our media projects.

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

We intend to compete primarily with other creators of video games for personal computers and game consoles. We will also compete with other forms of entertainment and leisure activities. Significant third party software competitors currently include, among others: Activision, Atari, Capcom, Electronic Arts, Konami, Namco, Midway, Take-Two, THQ, and Vivendi.

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

Employees

We employ 8 full-time and 2 part-time workers in the United States.

ITEM 1A.  RISK FACTORS RELATING TO OUR BUSINESS AND OUR INDUSTRY

In addition to the other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our independent registered public accounting firm has issued a “going concern” opinion.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity or debt securities. No assurance can be given that additional capital will be available when required or on terms acceptable to us. It is likely that raising additional funds will continue to dilute our investors’ interests in the Company. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm as well as our predecessor independent registered public accounting firm indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

Need for substantial additional funds.

At March 31, 2009, we only had $7,778 cash on hand.  Our assets decreased from $1,297,560 for the fiscal year ended March 31, 2008 to $305,521 for the fiscal year ended March 31, 2009, a decrease of 76.5%.  At March 31, 2009, we had no Accounts Receivable and we had $2,424,190 in Accounts Payable.  We currently need additional funds to finance our operations and the development of our product line within the next twelve months. Our cash requirements may vary or increase materially from those now planned because of unexpected costs or delays in connection with creation of video games, changes in the direction of our business strategy, competition, and other factors. Adequate funds for these purposes may not be available when needed or on acceptable terms.

A prolonged recession could materially adversely affect our operation.

We are currently experiencing the worst world recession since the Great Depression and the Country’s unemployment rate is increasing.  Our Net Revenues decreased from $241,405 for the fiscal year ended March 31, 2008 to $196,316 for the fiscal year ended March 31, 2009, a decrease of 21.9% percent.  Sales of video games such as ours, are considered to be “discretionary” items and in periods of economic slowdown and increased unemployment traditionally slow down.  Period economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for video games, or the public perception that any of these events may occur, could result in a general decline economic activities, which would adversely affect our financial position, results of operations, and cash flow.

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

Our revenues will be partially dependent on the popularity of the Left Behind series of novels. If the popularity of this series declines, it may have a material adverse effect on our revenues and operating results.

There can be no assurance that the Left Behind Games series will sustain its popularity and continue to grow. According to the publisher, the final book in the series was released in April 2007 and, as a result, it is likely that the popularity of the series is past its peak.  A decline in the popularity of the Left Behind Games series will likely affect the popularity of any product based upon the series, including the products that we intend to develop and distribute, and that, in turn, would have a material adverse effect on our revenues and operating results. Despite the popularity of the Left Behind Games series, there can be no guarantee that any video game product based upon the series will enjoy the same popularity or achieve commercial success.

We identified a material weakness in internal control over financial reporting during fiscal years 2009 and 2008.  If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the price of our common stock.

Management identified a material weakness in our internal controls over financial reporting regarding revenue recognition accounting during our fiscal years ended subsequent to fiscal year 2007.  While we believe that we have mitigated the material weakness related to revenue recognition, we performed an evaluation of internal controls over financial reporting and concluded that we have material weaknesses in existing Segregation of Duties issues and Limited Resources issues, which are only partially mitigated by the controls currently in place.  We plan to mitigate the Segregation of Duties issues by hiring additional personnel in our finance department once we have achieved positive cash flow from operations or have raised significant additional working capital. There can be no assurance that we will be able rectify these material weaknesses.

Governmental regulations could adversely affect the video game industry, including the distribution of interactive products over the Internet.

Changes in domestic and foreign laws could affect our business and the development of our planned video game products, and, more specifically, could materially adversely affect the marketing, acceptance and profitability of our products. There can be no assurance that current laws and regulations (or the interpretation of existing regulations) will not become more stringent in the future, or that we will not incur substantial costs in the future to comply with such requirements, or that we will not be subjected to previously unknown laws and regulations that may adversely impact the development and distribution of our intended products or the operation of our business in general. As Internet commerce continues to evolve, we expect that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, taxation or other increased costs, any of which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products to the extent we sell them over the Internet, and have a material adverse effect on our revenues and operating results.

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

If we are unable to maintain our license to Left Behind Games or other intellectual property, our operating results will be adversely impacted.

All of our planned products are based on or incorporate intellectual property owned by others. Two of our current video game products are based on Left Behind names and themes. We expect that some of the products we publish in the future may also be based on intellectual property owned by others. The rights we enjoy to licensed intellectual property may vary based on the agreement we have with the licensor. Competition for these licenses is intense and many of our competitors have greater resources to take advantage of opportunities for such licenses. If we are unable to maintain our current licenses and obtain additional licenses with significant commercial value, we believe our sales will decline. In addition, obtaining licenses for popular franchises owned by others could require us to expend significant resources and the licenses may require us to pay relatively high royalty rates. If these titles are ultimately unpopular, we may not recoup our investment made to obtain such licenses. Furthermore, in many instances we do not have exclusive licenses for intellectual property owned by others. In these cases, we may face direct competition from other publishers holding a similar license.

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

Our ability to develop and market our video game products depends entirely upon our license from the publisher of the Left Behind Games series.

On October 11, 2002, we secured the license from the publisher of the Left Behind Games series to use the copyrights and trademarks relating to the Left Behind Games series to develop video game products. The license requires us to pay royalties and other fees on an ongoing basis to the publisher of the Left Behind Games series and to meet certain product development, manufacturing and distribution milestones. To date, we are in arrears on these license payments but the publisher of the Left Behind series has allowed us to continue with the licensing arrangement although there can be no assurance they will continue to do so.

The license also grants the publisher of the Left Behind Games series significant control over the development of products under the license. In the event we are unable to perform all of the obligations to the publisher of the Left Behind Games series under the license, the publisher of the Left Behind Games series may terminate the license leaving us without the ability to develop, manufacture and distribute our video game products. The publisher of the Left Behind Games series rights to review and approve our products may cause delays in shipping those products. Our success and our business plan is heavily dependent upon our ability to comply with the terms and conditions of the license and yet there can be no assurance that we will be able to comply with all terms and conditions of the license from the publisher of the Left Behind Games series. In the event the license is terminated for any reason, we would likely be unable to continue to develop, sell or otherwise distribute video games based on the Left Behind Games series.

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

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

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

The application of the "penny stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

         As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

         Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float, limited operating history and lack of revenue which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2009, the high and low closing sale prices of a share of our common stock were $.03 and $0.0011, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history , our low level of revenue and or lack of profitability to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

         Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our officers and directors beneficially own or control the majority of voting shares as of July 15, 2009, which may limit your ability or that of other shareholders, whether acting individually or together, to propose or direct the management or overall direction of our company.

Additionally, this concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

Our issuance of additional common shares in exchange for services or to repay debt, would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

         Our board may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors that our board of directors may deem relevant at that time.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

         Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 2.   DESCRIPTION OF PROPERTY

We operate in a 2,500 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2009. Its cost is $1,850 per month.  We now operate on a month to month basis under the sublease.

Previously, our corporate offices consisted of a 3,500 square foot facility on 29995 Technology Drive in Murrieta, California under a lease agreement through May 2010. Its cost is $7,545 per month, with annual increases of four percent (4%).   We abandoned that facility in March 2008 and are seeking a resolution with the landlord.  Our financial statements for the year ended March 31, 2009 include a contingency accrual of approximately $180,000 in the event the landlord seeks and is granted damages.

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

On September 26, 2008, we entered into a settlement agreement with Leonard Linsker in the amount of $75,000 or 10 million shares, whichever is less.  Mr. Linsker is currently in the process of selling his settlement shares.

On April 3, 2009, Beta Winchester LLP was granted a judgment for $40,137.60. However, we believe that their attorney neglected to inform the judge that they are holding $45,000 of our funds as a deposit. Accordingly, we do not believe this issue to be material and are seeking a remedy in court.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 8, 2009, the Company filed with the SEC a Definitive Information Statement therein notifying the Company’s shareholder of record as of the close of business on February 19, 2009 that a majority of the Company shareholders signed a written consent on February 13, 2009 at the Company’s offices, to vote on the following proposals:

1.

To elect Richard Knox, Sr. to replace Leslie Bocskor, who resigned, as a member to our board of directors for a period of one year or until his respective successor is elected and qualifies;

2.

To appoint J Crane, CPA P.C. as the independent registered public accountants for the fiscal year ending March 31, 2009;

3.

To increase the Company’s authorized number of shares of common stock from 400 million to one billion two hundred million (1,200,000); and

4.

To increase the Company’s authorized number of shares from preferred stock from 20 million to sixty (60) million.

The foregoing actions took April 13, 2009.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

(a) Market for Common Equity and Related Stockholder Matters

Our common stock is traded on NASD’s Over-the-Counter/Bulletin Board under the symbol “LFBG”.  The following table shows the high ask and low bid prices for the common stock for each quarter during the last two (2) fiscal years ended March 31.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Ask	Low Bid
Year ended 3/31/09
Quarter ended 6/30/08	$0.02	$0.02
Quarter ended 9/30/08	0.008	0.0066
Quarter ended 12/31/08	0.006	0.005
Quarter ended 03/31/09	0.0035	0.003

Year ended 3/31/08
Quarter ended 6/30/07	$0.50	$0.17
Quarter ended 9/30/07	0.28	0.06
Quarter ended 12/31/07	0.16	0.03
Quarter ended 03/31/08	0.06	0.01

Holders

As of July 2, 2009, there were approximately two thousand two hundred (2,200) holders of record of our common and preferred stock.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain any future earnings to finance our operations.

Common Stock

We are authorized to issue one billion two hundred million (1,200,000) shares of $0.001 par value common stock of which 677,798,293 shares are currently outstanding as of June 30, 2009. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

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

In 2004, we entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services. The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in us, does not fall below one percent (1%) of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue that amount of stock to Charter Financial Holdings, LLC to maintain their ownership percentage. Charter Financial Holdings, LLC is not required to pay additional consideration for those shares.

Preferred Stock

We are authorized to issue sixty million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares and 12,230,932 preferred B shares are issued and outstanding as of June 30, 2009 respectively. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares enjoy one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period. Subsequently, each series B preferred share has voting power equal to one vote of common stock.

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

(b)  Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2009, we received $80,252 in net proceeds from the sale of 102,549,333 shares of common stock and 3,884,467 shares of preferred B stock.

During the fiscal year ended March 31, 2009, we also issued to independent third parties 48,700,281 shares of common stock for consulting services rendered, valued at $299,788 (based on the closing price on the respective grant date). We also issued 2,025,000 shares of common stock, valued at $54,650 (based on the closing price on the respective grant date), to certain employees and directors as additional compensation.  We also issued 900,000 shares for interest, valued at $7,120 (based on the closing price on the respective grant date), issued 26,442,308 shares valued at $141,751 (based on the closing price on the respective grant date) to convert accounts payable to equity and issued 25,909,438 shares of common stock for debt conversions.

During the fiscal year ended March 31, 2008, we issued 4,381,250 warrants to purchase shares of common stock all with an exercise price of $0.05. We have estimated the value of these warrants to be approximately $135,000.

From April 1, 2009 to June 30, 2009, we received $147,214 in net proceeds from the sale of 148,735,928 shares of common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.  SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

We are an early stage company which is one of the first companies to develop, publish, and distribute products into the multi-billion dollar video game and inspirational markets. Our goal is to become a leading publisher in the new market of inspirational games.

Our products include games based upon the popular Left Behind series of novels, the Charlie Church Mouse television programs and others. We have the exclusive world-wide rights to the Left Behind book series and brand, for the purpose of making any form of electronic games, which includes video games. Left Behind novels and products are based upon fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil, which are very action oriented and supremely suitable for an engaging series of electronic games. According to the book publisher, Tyndale House Publishers, Left Behind’s series of books has sold more than sixty three (63) million copies. As a result, Left Behind branded products have generated more than $500 million at retail for the Left Behind book series. According to a Barna Research study, Left Behind has also become a recognized brand name by more than one-third (1/3) of Americans. Our management believes that Left Behind products have experienced financial success, including the novels, children's books, graphic novels (comic books), movies, and music. Our interest in the Left Behind brand is limited to our license to make video games. We have no interest in, nor do we profit from any other Left Behind branded products.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the fiscal year ended March 31, 2009, we borrowed a net $490,083 in notes payable and raised net proceeds of $84,137 from the sale of 102,549,333 shares of our common stock and 3,884,467 shares of our series B preferred stock. We continue to generate operating losses. However, a reduction in our expenses has limited those losses significantly as compared to previous years.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern”.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Years Ended March 31, 2009 and March 31, 2008

Net Revenues

We recorded net revenues of $196,316 for the fiscal year ended March 31, 2009 compared to $251,405 in the fiscal year ended March 31, 2008, a decrease of $55,089, or twenty two percent (22%). The revenue level declined due to reduced sell through in large retail stores as we focused our sales efforts largely into the Christian bookstore market and more recently, the church marketplace.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $60,534 for the fiscal year ended March 31, 2009 compared to $446,704 in the fiscal year ended March 31, 2008, a decrease of $386,170, or eighty six percent (86%). Cost of sales - product costs consists of product costs and inventory-related operational expenses. Cost of sales - product costs decreased because the lower level of net revenues noted above and to reduced product costs on a per unit basis.

Cost of Sales - Intellectual Property Licenses

We recorded cost of sales - intellectual property licenses of $13,426 for the fiscal year ended March 31, 2009 compared to $7,775 for the fiscal year ended March 31, 2008, an increase of $5,651. Cost of sales - intellectual property licenses consists of certain royalty expenses, amortization of prepaid royalty costs and amortization of certain intangible assets. In the fiscal years ended March 31, 2009, and 2008, all of the cost of sales – intellectual property licenses related to royalties for the Left Behind, Keys of the Kingdom and Charlie Church Mouse games.

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

	Fiscal Year Ended March 31,
	2009	2008	Change
Non-cash payments to consultants	$299,788	$906,496	$(606,708)
Stock grants to employees	54,650	1,125,088	(1,070,438)
Advertising and public relations expenditures	61,438	156,909	(95,471)
Employee salaries	614,838	1,330,759	(715,921)
Communications expense	36,989	138,704	(101,715)
Insurance expense	82,087	131,977	(49,890)
Travel and entertainment	15,709	57,576	(41,867)
Office expense	67,203	324,417	(257,214)
Professional fees	418,629	503,007	(84,378)
All other general & administrative expenses	213,474	365,285	(151,811)
Total selling, general & administrative expenses	$1,864,805	$5,040,218	$(3,175,413)

Selling, general and administrative expenses were $1,864,805 for the fiscal year ended March 31, 2009, compared to $5,040,218 for the fiscal year ended March 31, 2008, a decrease of $3,175,413 or 63%.  Selling, general and administrative expenses represented approximately 94% of our overall costs and expenses in the fiscal year ended March 31, 2009 compared to 88% in the fiscal year ended March 31, 2008.

Many of these selling, general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the fiscal years ended March 31, 2009 and 2008, we recorded expenses relating to these non-cash payments to consultants, including amortization of prepaid consulting expenses, of $299,788 and $906,496, respectively. This represented a $606,708 decrease during the year ended March 31, 2009. During the fiscal years ended March 31, 2009 and 2008, we also issued shares of common stock to our employees, valued at approximately $54,650 and $1,125,088, respectively, a decrease of $1,070,438. The overall decrease in non-cash charges attributable to stock-based compensation to consultants and employees was $1,677,146.

The other significant factors contributing to the decrease in selling, general and administrative expenses were reductions in our advertising and public relations expenditures, employee salaries, communications expenses, insurance expense, travel and entertainment expense, office expense, and professional fees.  Please see the above table for the specific reductions in each of these expense catagories.  These expense reductions were generally the result of our reduction in staffing levels as part of our overall downsizing of our operations to conserve cash.

Product Development Expenses

Product development expenses were $52,557 for the fiscal year ended March 31, 2009 compared to $309,914 for the fiscal year ended March 31, 2008, a decrease of $257,357 or 83%. This decrease was due to reductions in our internal development staff.

Other Income

We recorded other income of $718,838 in the fiscal year ended March 31, 2009.  This other income was composed of $250,000 from a gain on the modification of our license of the Left Behind brand and a $468,838 gain that arose from the cancellation of our initial distribution agreement.  There was no other income recorded in the fiscal year ended March 31, 2008.

Other Expense

We recorded other expenses of $67,394 and $32,524 in the fiscal years ended March 31, 2009 and 2008, respectively.  These other losses primarily related to losses that arose from writing off certain fixed assets and intangible assets as well as the impact of the abandonment of leasehold improvements that arose in connection with our corporate downsizing.

Interest Expense

We recorded interest expense of $818,065 and $637,566 in the fiscal years ended March 31, 2009 and 2008, respectively.  Our interest expense included amortization of debt discount and debt issuance costs of $614,415 and 451,182 in the fiscal years ended March 31, 2009 and 2008, respectively.

Net Loss

As a result of the above factors, we reported a net loss of $1,961,627 for the fiscal year ended March 31, 2009, compared to a net loss of $6,227,296 for the fiscal year ended March 31, 2008, resulting in a reduced loss of $4,265,669. In addition, our accumulated deficit at March 31, 2009 totaled $44,001,054. These increases are attributable primarily to the factors discussed above.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009 we had $7,778 of cash compared to $2,695 of cash at March 31, 2008, an increase of $5,083. At March 31, 2009, we had a working capital deficit of $3,642,535 compared to a working capital deficit of $3,098,173 at March 31, 2008.

Operating Activities

For the fiscal years ended March 31, 2009 and 2008, net cash used in operating activities was $569,137 and $2,487,488, respectively. The $2,278,350 decrease in cash used in our operating activities was primarily due to the decrease in our general and administrative expenses and research and development expenses as we reduced our expenditures over the fiscal year ended March 31, 2009 to conserve cash. The net losses for the fiscal years ended March 31, 2009 and 2008 were $1,961,627 and $6,227,696, respectively, a decrease of $4,265,669.

Investing Activities

For the fiscal years ended March 31, 2009 and 2008, net cash used in investing activities was $0 and $19,124, respectively. The decrease was attributable to curtailed purchases of property and equipment and payments for trademarks and royalties to conserve cash.

Financing Activities

For the fiscal years ended March 31, 2009 and 2008, net cash provided by financing activities was $574,220 and $2,494,342, respectively. The primary elements of cash provided by financing activities in both fiscal years were issuances of notes payable and the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through March 31, 2009, we have raised approximately $10 million through funds provided by private placement offerings. This was sufficient to enable us to develop our first product and to make some improvements to that product. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of our development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the fiscal year ended March 31, 2009, we borrowed a net $490,083 in notes payable and raised net proceeds of $84,137 from the sale of 102,549,333 shares of our common stock and 3,884,467 shares of our series B preferred stock. We continue to generate operating losses. However, the reduction in our expenses has limited those losses significantly over previous years.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern”.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $3,642,535, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At March 31, 2009, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2009. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 15A.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

On November 10, 2008, our Board of Directors dismissed Haskell & White LLP (“H&W") as our independent registered public accounting firm.  The decision to change principal accountants was approved by the Board of Directors of the Company on November 10, 2008.

The reports of H&W on our consolidated financial statements for the year ended March 31, 2008, did not contain an adverse opinion or disclaimer of opinion.  Their opinion was not qualified or modified as to uncertainty, audit scope, or accounting principle other than a going concern qualification.

During the year ended March 31, 2008 and through November 10, 2008, there were no disagreements with H&W any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of H&W, would have caused it to make reference thereto in its reports on the financial statements for such years.

We provided H&W with a copy of this disclosure on November 10, 2008, requesting H&W to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us, and, if not, stating the respects in which it does not agree. A copy of the letter furnished by H&W has been filed as Exhibit 16.1 to this Form 10-K.

On November 10, 2008, our Board of Directors appointed J. Crane CPA, P.C. as its new independent registered public accounting firm.

During our fiscal year ended March 31, 2008 and through the subsequent interim period ended June 30, 2008, neither we nor anyone on our behalf consulted J. Crane CPA, P.C. regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

During the years ended March 31, 2008, 2007, 2006 and 2005 and through June 30, 2008 there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our March 31, 2009 Form 10-K.

Based upon that evaluation, our CEO concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

         Our management, with the participation of its CEO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal control over financial reporting was not effective as of March 31, 2009 due to control deficiencies that constituted material weaknesses.

         Management in assessing its internal controls and procedures for fiscal 2009 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

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

·

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

·	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

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

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

Not applicable

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Our directors and executive officers as of July 7, 2009, include the following persons:

Name	Age	Position

Troy A. Lyndon	44	Chairman & Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

Michael Knox	47	Director

Richard Knox, Sr.	70	Director

Troy A. Lyndon, Chief Executive Officer and Chairman, age 44, is our CEO. Mr. Lyndon’s background includes more than 20 years in the development and publishing of video games. Following are a few excerpts taken from a write-up about him in Wikipedia as well as from his biography which can be seen at www.troylyndon.com.

At age 13, Troy Lyndon developed and sold his first video game professionally, titled Space Voyager for the Radio Shack TRS-80. After successfully publishing his first five games before the age of 20, Lyndon dropped out of Moorpark College (majoring in business administration) to pursue video game development full-time.

Among his long list of accomplishments, Lyndon produced the game version of Howard the Duck, which he believes sold more games than VHS copies of the movie. With co-developer, Michael Knox, he developed ABC's Monday Night Football and Dream Team Basketball for the PC. Monday Night Football was recognized as one of the best sports games of the year by nomination from the Software Publishers' Association.

Due to the success of Monday Night Football on the PC, Electronic Arts sought out Lyndon and his partner Knox to develop a football game which became the first 3D Madden Football game ever and the most successful sports game franchise in video game history. Over five years, Knox and Lyndon, with the assistance of Knox, Sr., grew their development company, Park Place Productions, to 130 employees servicing at peak 14 publishers while making 45 games at once. Lyndon and Knox were recognized when awarded the Inc. Magazine Entrepreneur of the Year Award by Ernst & Young and Merrill Lynch in 1993.

After more than 20 years of success, in 1998 Lyndon left the video games industry to serve on the Jesus Film Project, the largest missionary organization of Campus Crusade for Christ. While there Lyndon started Jesus Technologies where he worked on numerous projects for Campus Crusade and other ministries, including completion of improvements to the Jesus Film DVD Internet Game, as well as a new version of the Missions Atlas Project, The Jesus Film CD-ROM in Arabic, the Jesus: Fact or Fiction DVD, the Jesus Film Kiosk, the Outreach CD Project, an InTouch Ministries CD-ROM and the Evangelism Toolbox CD-ROM for Campus Crusade for Christ, in association with the Billy Graham Evangelistic Association. In 2003, Lyndon left Campus Crusade to fulfill his vision of developing video games "with a purpose."

Along with his Campus Crusade projects, in 2000 Lyndon invented a technology to allow consumers to click on items of interest in a video stream, whether it be a fancy car of a nice sweater.  He now holds the patent for this technology, and although it has not yet been developed for mainstream interactive television, clearly our world is moving in that direction.

In 2002, Lyndon was engaged to manage all of the interactive programming still needed to complete the first interactive Bible and encyclopedia suite ever created called iLumina.  Its features include QuickTime VR, full-screen video animation, and a fully interactive verse-by-verse first graphical view of the New Living Translation Bible.

Michael Knox, Director, is the Vice President of V2P Communications, one of the world’s leading Internet audio marketing firms.  Mr. Knox is also a recipient of the Entrepreneur of the Year award from Inc. Magazine, Merrill Lynch and Ernst & Young.  From 1995 to 2001, Mr. Knox served as President for OmniNet Media.com, Executive Producer for Narrow Broadcastings, Inc. and VP Business Development for IRI Entertainment.  From 1989 to 1994, Mr. Knox served as Chief Executive Officer of Park Place Productions, which became North America’s largest independent developer of video games, developing more than fifty (50) computer and video game projects.

Richard Knox, Sr., Director, is a seasoned businessman, former nuclear physicist, software developer, Pastor, founder and President of Ohana Haven Ministries in the State of Hawaii.  Mr. Knox started his career off earning his B.S. Engineering Physics at the University of Illinois and shortly thereafter, began working for Lawrence Livermore Laboratory while continuing his education for another 3 years attending the Graduate School of Engineering Sciences with the University of California. Mr. Knox served the Laboratory for 16 years working on numerous government programs as a Containment Scientist for nuclear underground tests, where he was responsible for the supervision of up to 500 engineers and approval of all equipment fielded for nuclear-device emplacement at the Nevada Test Site. After retiring from the Laboratory, Mr. Knox started his own software development and publishing business, creating consumer CAD software which sold 80,000 copies. Shortly thereafter, he joined his son and our CEO, Mr. Lyndon in the 90’s, to develop games at North America’s largest independent developer of video games, Park Place Productions, where he was in charge of 80 personnel, overseeing all game production while managing communications and negotiations with clients. Since that time, Richard has relocated to Oahu, Hawaii to pursue personal interests, including the oversight of a ministry and most recently, Pastor of his own congregation. Richard and his wife Vicki, celebrate 50 years of marriage and have 4 children and 10 grandchildren.

Significant Employees

Troy Lyndon, our chief executive officer

Family Relationships

Our two outside directors have a father-son relationship

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to us and filings made with the SEC, we believe that, during the fiscal year ended March 31, 2009, Section 16(a) filing requirements applicable to its directors, officers, and greater than ten percent (10%) beneficial owners were complied with.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards.  Due to the fact that we only have three persons serving as the Company’s executive directors and directors, we do not feel that having a written code of ethics is warranted.  As the Company grows and its executive team and  board grow, the Company anticipates adopting and implementing a Code of Ethics.

Corporate Governance

We currently do not have a corporate governance committee.  Our board only consist three directors and as such, acts in the capacity of the corporate governance committee.

Nominating Committee

We currently do not have a nominating committee.  Our board only consist three directors and as such, acts in the capacity of the nominating committee.

Audit Committee

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board currently does not have an independent audit committee.  Our board only consist three directors and as such, acts in the capacity of the audit committee.

Financial Expert

We have deemed Troy Lyndon to be the Board’s “financial expert” as defined in the 2002 Sarbanes Oxley Act.

ITEM 11.

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

Our Board meets in-person at least once per year. It also meets as necessary, either in person or via telephone to discuss compensation and other issues.  It met eight (8) times during the past fiscal year. Our Board works with our management in carrying out its responsibilities.

Base Salary

Our Chief Executive Officer

We hired Troy A. Lyndon as our CEO in 2002.  Mr. Lyndon’s employment agreement with us provides for an annual base salary of $150,000. In the future, based upon revenue benchmarks, this amount can increase commensurate with our increased revenues, to a maximum salary of $300,000 per year. The terms of Mr. Lyndon's employment agreement include certain incentive bonuses. Under the agreement, Mr. Lyndon may achieve increases in his annual salary and varying levels of bonuses once we achieve certain revenue benchmarks. The initial benchmark to receive an increase in his salary over the current level of $150,000 is to receive a bonus when $4 million in revenue is achieved in a fiscal year. On July 16, 2008, the Board of Directors approved a salary increase for Mr. Lyndon. Since that time, Mr. Lyndon has chosen to defer the payment of such increase until a later day. Furthermore, although not brought to a vote of the Board, both Lyndon and the Board anticipate it will issue Lyndon anti-dilutable shares of common stock equal to 10% of the Company’s outstanding shares in the event his leadership brings the company to operational profitability by March 31, 2012.

Bonus Compensation

We have not historically paid any automatic or guaranteed bonuses to our executive officers.  However, certain officers have bonus components in connection with their performance.

Equity Compensation

Our Board plans to begin granting equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. We implemented the 2006 Stock Incentive Plan in January 2007 (the “Plan”).  We did not grant any options to our executive officers or employees under this plan in the fiscal year ended March 31, 2009.

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

Deferred Compensation

In the fiscal year ended March 31, 2009, no deferred compensation was paid to our officers or directors.

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

Perquisites

Our primary executive officer receives similar perquisites.  We have agreed to reimburse each executive officer for all reasonable travel, entertainment and other expenses incurred by them in connection with the performance of their duties and obligations. Certain of our executive officers receive an automobile allowance and payment of other automobile expenses. Pursuant to his employment agreement, Mr. Lyndon receives a monthly car allowance of up to $1,000, plus actual maintenance, repair and insurance costs.

We also provide health insurance for Mr. Lyndon.

Compensation Committee Interlocks and Insider Participation

We have not yet designated a Compensation Committee.  All compensation matters are approved by the full Board. None of our executive officers served on the compensation committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Board.

(b) Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended March 31, 2009 and March 31, 2008 or that was earned by our CEO and our other former employees or officers is detailed in the following table.

Name and Principal Position	Year	Salary	Stock Awards (1)	All Other Compensation	Total
Troy A. Lyndon Chairman and Chief Executive Officer	2009 2008	$85,000 $150,000	-- $300,000	$109,380(2) $8,831	$194,380 $458,831

James B. Frakes Former Chief Financial Officer	2009 2008	-- $160,800	-- $120,000	-- --	-- $280,800

Kevin Hoekman Former Senior Producer	2009 2008	-- $120,000	-- $60,000	-- --	-- $180,000

______________________

 (1)

Stock grants are valued as of the grant date.

*

Indicates that the applicable officer served as such for only a portion of the fiscal year indicated.

(2)

Includes $10,380 as automobile related compensation and $99,000 earned income not paid as a result of cash-flow difficulties.

(c) Narrative Disclosure to Summary Compensation Table

See above.

(d) Outstanding Equity Awards at Fiscal Year-End Table

None

(e) Additional Narrative Disclosure

None

(f) Compensation of Directors

No compensation was awarded to, earned by or paid to our directors for their role as director for the fiscal year ended March 31, 2009.

Directors Compensation Program

Currently, our directors do not receive compensation. It is anticipated, however, that each of our directors will receive compensation at some point in the future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 30, 2009 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the SEC pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock.  The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of June 30, 2009 by each of the individual directors and executive officers and by all directors and executive officers as a group.

The table below sets forth all persons (including any group) who are known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned (1)	Percentage of Class

Troy A. Lyndon CEO & Chairman of the Board 25060 Hancock, Suite 103 Box 110 Murrieta, California 92562	Common Stock	13,678,350	2.1%

Michael Knox Director of the Board 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock	1,000,000	0.2%

Demos Pappasavvas (2) 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	107,156,860 2,310,466	16.1%

Peter Quigley 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	74,930,000 3,350,000	11.3%

Martin MacDonald 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	34,215,000 1,613,750	5.1%

All Officers & Directors As a Group (2 Persons)	Common Stock	14,678,350	2.2%

  ______________________

(1)	Calculates outstanding securities plus securities that may be acquired within the next 60 days.
(2)	Includes 101,856,860 shares underlying convertible notes payable.

Changes in Control

We have not entered into any arrangements which may result in a change in our control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We have not entered into any arrangements which are considered transactions with related persons.

Parents

None.

Promoters and Control Persons

Not applicable.

Director Independence

We currently have three (3) directors, Messrs. Troy A. Lyndon, Michael Knox and Richard Knox, Sr. Mr. Lyndon is not independent as he is our CEO and Chairman of our Board.  We consider Messrs. Michael Knox and Richard Knox, Sr. to be independent.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended March 31, 2009 and 2008, our current independent auditor, J. Crane CPA, P.C. billed us $45,200. For the fiscal years ended 3/31/09 and 3/31/08, Haskell & White, our former independent auditor, billed us $97,108 and $12,500, respectively, for audit services.  Also in the fiscal years ended 3/31/09 and 3/31/08, KMJ Corbin another former independent auditor, billed us $950 and $142,295, respectively, for audit services.

Audit Fees. The aggregate fees billed for the years ended March 31, 2009, 2008 and 2007 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended March 31, 2008 and 2007 for the audit or review of our financial statements that are not reported under Audit Fees.

All Other Fees

The aggregate fees billed above for the years ended March 31, 2008 and 2007 included services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents.

Financial Policies and Procedures

Our management has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, management pre-approves both the type of services to be provided by J Crane CPA, PC and the estimated fees related to these services.

ITEM 15.   EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit 3.1	Articles of Incorporation dated March 29, 1961***

Exhibit 3.2	Amendment to Articles of Incorporation dated August 20, 1962***

Exhibit 3.3	Amendment to Articles of Incorporation dated October 17, 1977***

Exhibit 3.4	Amendment to Articles of Incorporation dated June 15, 1999***

Exhibit 3.5	Amended and Restated Articles of Incorporation dated January 30, 2004***

Exhibit 3.6	Bylaws***

Exhibit 10.1	Share Exchange Agreement**

Exhibit 10.2	Employment Agreement with Troy A. Lyndon**

Exhibit 10.3	Addendum dated June 2, 2004 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.4	Addendum dated February 1, 2005 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.5	Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.6	Addendum dated June 2, 2004 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.7	Addendum dated February 1, 2005 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.8	Employment Agreement with Thomas H. Axelson**

Exhibit 10.9	Addendum dated June 2, 2004 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.10	Addendum dated February 1, 2005 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.12	Distribution Agreement with COKeM International****

Exhibit 10.13	Separation Agreement with Jeffrey S. Frichner*

Exhibit 14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers***

Exhibit 16.1	Letter of Haskell & White LLP, dated November 13, 2008*****

Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*               Incorporated by reference from Form 8-K filed on June 13, 2007

**              Incorporated by reference from Form 8-K filed on February 10, 2006

***             Incorporated by reference from Form 10-SB filed on February 23, 2004

****            Incorporated by reference from Form 10K-SB filed on July 16, 2007

*****

Incorporated by reference from Form 8-K filed on November 13, 2008

ITEM 15A.   FINANCIAL STATEMENTS.

LEFT BEHIND GAMES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Left Behind Games Inc.

We have audited the accompanying consolidated balance sheets of Left Behind Games Inc. (the “Company’) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Left Behind Games Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through March 31, 2009, and has an accumulated deficit at March 31, 2009. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ J. Crane CPA, P.C.

Cambridge, MA

July 15, 2009

LEFT BEHIND GAMES INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND 2008

	March 31,	March 31,
	2009	2008
ASSETS	(audited)	(audited)

CURRENT ASSETS:
Cash	$7,778	$2,695
Accounts receivable, net of allowances of $0 and $63,292 as of March 31, 2009 and 2008, respectively	--	830,374
Inventories, net of reserves of $0 and $306,060 as of March 31, 2009 and 2008, respectively	180,997	69,199
Debt issuance costs	--	14,872
Prepaid royalties	9,179	17,225
Other prepaid expenses and current assets	3,636	75,576
Total current assets	201,590	1,009,941
Property and equipment, net	98,004	216,872
Intangible assets, net	-	18,375
Other assets	5,927	52,372
	$305,521	1,297,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,424,190	2,608,438
Payroll taxes payable	303,318	-
Royalty payable	--	250,000
Advances from related parties	--	56,023
Notes payable, net of discount	703,689	604,240
Notes payable in default	312,488	-
Deferred revenue	100,440	580,413
Total current liabilities	3,844,125	4,099,114

Convertible zero coupon notes, net of discount	--	8,641
Deferred rent	--	1,427
Total liabilities	3,844,125	4,109,182

Commitments and contingencies

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500 as of March 31, 2009 and 2008, respectively	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized; 11,080,932 and zero shares issued and outstanding as of March 31, 2009 and 2008, respectively	11,082	--
Common stock, $0.001 par value; 200,000,000 shares authorized; 344,358,992 and 138,433,090 shares issued and outstanding as of March 31, 2009 and 2008, respectively	344,304	138,374
Deferred stock-based compensation	(100,025)	-
Shareholder notes receivable	--	(70,000)
Additional paid-in-capital	40,203,503	39,156,427
Accumulated deficit	(44,001,054)	(42,040,009)
Total stockholders' equity (deficit)	(3,538,604)	(2,811,622)
	$305,521	1,297,560

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2009 and March 31, 2008

	For the Year Ended March 31,
	2009	2008
	(audited)	(audited)

Net revenues	$196,316	251,405

Costs and expenses:
Cost of sales - product costs	60,534	446,704
Cost of sales - intellectual property licenses	13,426	7,775
Selling, general and administrative	1,864,805	5,040,218
Product development	52,557	309,914

Total costs and expenses	1,991,322	5,804,611

Operating loss	(1,795,006)	(5,553,206)

Other income (expense):
Other income	718,838	-
Other expense	(67,394)	(32,524)
Interest expense	(818,065)	(637,566)
Total other income (expense)	(166,621)	(670,090)

Loss before provision for income taxes	1,961,627	6,223,296

Provision for income taxes	--	4,000

Net loss	$(1,961,627)	(6,227,296)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.01)	(0.08)

Weighted average common shares outstanding:
Basic and diluted	189,709,222	76,681,517

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2009 and March 31, 2008

	Preferred Series B		Preferred Series A		Common Stock			Stockholder
							Additional	Receivable
							Paid-in	And Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Based Comp	Deficit	Total
									(Audited)	(Audited)

Balance, March 31, 2007	-	-	3,586,245	$3,586	35,904,898	35,842	34,488,429	--	(35,812,713)	(1,284,856)

Issuance of stockholder note receivables	-	-	-	-	800,000	1,100	78,900	(80,000)	-	--
Issuance of common stock for cash	-	-	-	-	49,756,334	49,460	2,009,375	-	-	2,058,835
Collection of cash under stockholder note	-	-	-	-	-	-	-	10,000	-	10,000
Issuance of common stock pursuant to bridge loan	-	-	-	-	325,000	325	76,425	-	-	76,750
Issuance of common stock to employees	-	-	-	-	33,795,000	33,795	1,091,291	-	-	1,125,086
Conversion of debt to equity	-	-	-	-	880,000	880	109,120	-	-	110,000
Issuance of common stock to consultants	-	-	-	-	8,337,230	8,337	898,159	-	-	906,496
Shares issued as interest			-	-	930,000	930	60,940	-	-	61,870
Interest expense related to beneficial conversion feature on bridge loan conversions	-	-	-	-	-	-	83,600	-	-	83,600
Issuance of common stock in payment of accounts payable	-	-	-	-	7,704,628	7,705	119,988	-	-	127,693
Discount on notes payable for warrants issued	-	-	-	-	-	-	140,200	-	-	140,200
Net loss	-		-	-	-	-	-	-	(6,227,296)	(6,227,296)
Balance, March 31, 2008	-	$ -	3,586,245	$3,586	138,433,090	$138,374	$39,156,427	$(70,000)	$(42,040,009)	$(2,811,622)
Cancellation of stockholder note receivables	-	-	-	-	(700,000)	(700)	(69,300)	70,000	-	-
Issuance of preferred series B and common stock for cash	3,884,487	3,885	-	-	102,549,333	102,550	(22,298)	-	-	84,137
Issuance of preferred series B in conjunction with issuance of notes payable	7,296,442	7,297	-	-	-	-	84,115	-	-	91,412
Conversions of series B preferred stock to common stock	(100,000)	(100)	-	-	100,000	100	-	-	-	-
Issuance of common stock to employees			-	-	2,025,000	2,025	52,625	-	-	54,650
Conversion of debt to equity			-	-	25,909,438	25,910	24,648	-	-	50,558
Issuance of common stock to consultants			-	-	48,700,281	48,703	251,085	-	-	299,788
Shares issued as interest			-	-	900,000	900	6,220	-	-	7,120
Beneficial conversion feature related to convertible notes payable			-	-	-	-	604,672	-	-	604,672
Issuance of common stock in payment of accounts payable			-	-	26,441,850	26,442	115,309	-	-	141,751
Adjustment									582	582
Deferred stock based compensation								(100,025)		(100,025)
Net loss			-	-	-	-	-	-	(1,961,627)	(1,961,627)
Balance, March 31, 2009	11,080,929	11,082	3,586,245	3,586	344,358,992	344,304	40,203,503	(100,025)	(44,001,054)	(3,538,604)

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2009 and March 31, 2008

	For the Year Ended March 31,
	2009	2008
	(audited)	(audited)
Cash flows from operating activities:
Net loss	$(1,961,627)	$(6,227,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,199	160,630
Loss on disposal of assets	77,044	37,764
Amortization of debt discount and debt issuance costs	614,418	451,182
Interest paid in common stock	7,120	61,870
Beneficial conversion feature on partial conversion of bridge loan	-	83,600
Provision for inventory reserve	-	306,060
Gain on license amendment	(250,000)	-
Estimated fair value of common stock issued to consultants for services	299,788	906,496
Estimated fair value of common stock issued to employees and directors for services	54,650	1,125,088

Changes in operating assets and liabilities:
Accounts receivable	830,374	32,247
Inventories	(111,798)	19,346
Prepaid expenses and other current assets	70,002	(17,078)
Other assets and prepaid royalties	13,866	(36,730)
Accounts payable and accrued expenses	208,227	688,919
Deferred income	(479,973)	(75,755)
Deferred rent	(1,427)	(3,830)
Deferred salaries
Net cash used in operating activities	(569,137)	(2,487,487)

Cash flows from investing activities:
Payments for trademarks and prepaid royalties	-	(19,124)
Net cash used in investing activities	-	(19,124)

Cash flows from financing activities:
Debt issuance costs	-	(16,900)
(Repayments) on borrowings from related party, net	(56,023)	(16,977)
Borrowings under notes payable	574,300	676,093
Principal payments under notes payable	(28,194)	(216,710)
Payments received under notes receivable for stock		10,000
Proceeds from issuance of common stock, net of issuance costs	84,137	2,058,835
Net cash provided by financing activities	574,220	2,494,341
Net increase (decrease) in cash	5,083	(12,270)
Cash at beginning of period	2,695	14,965
Cash at end of period	$7,778	$2,695

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended March 31, 2009 and March 31, 2008

	For the Year Ended March 31,
	2009	2008
	(Audited)	(Audited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$-	-

Income taxes	$-	800

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock as debt issuance costs	$-	76,750

Cancellation of stockholder note and related shares	$-	-

Issuance of common stock in exchange for notes receivable	$(70,000)	70,000

Issuance of note payable for financing of insurance policy	$-	-

Issuance of common stock as deferred compensation	$100,025	-

Issuance of common stock to pay accounts payable	$-	-

Conversion of accrued expenses into common stock	$36,218	-

Discount on convertible notes payable	$604,672	210,422

Conversion of notes payable into common stock	$50,558	110,000

Amounts paid on behalf of the Company by a related party	$-	-

See reports of independent registered public accounting firms and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

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

For the Years Ended March 31, 2009 and 2008

NOTE 2-NUMBER NOT USED

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

Risks and Uncertainties

We maintain our cash accounts with a single financial institution.  Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2009 and 2008, we did not have balances in excess of the FDIC insurance limit.

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

Inventories

Raw materials, work in process and finished goods are stated at the lower of average cost or market. In accordance with SFAS No. 95,

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

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The trademark costs are being amortized on a straight-line basis over their estimated useful lives. During the year ended March 31, 2009, the Company recorded $1,624 of amortization expense related to its capitalized trademark costs. During the year ended March 31, 2008, the Company recorded $44,190 of amortization expense related to its capitalized trademark costs, which included an accelerated amortization of costs associated with certain trademarks in the amount of $39,672 since it was uncertain whether the Company could recoup the capitalized costs through future cash flows associated with that trademark.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

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

During the year ended March 31, 2009, we recorded cost of sales – intellectual property costs of $8,046 related to the Charlie Church Mouse license, $2,185 related to the LEFT BEHIND license and $3,195 related to the Keys of the Kingdom license for a total of $13,426.  During the year ended March 31, 2008, we recorded cost of sales – intellectual property costs of $7,775 related to the Charlie Church Mouse license.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  As of March 31, 2009, we believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

For the Years Ended March 31, 2009 and 2008

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

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued.  Basic and diluted loss per share are the same for the periods presented as the effect of warrants and convertible deferred salaries on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. If such amounts were included in diluted loss per share, they would have resulted in weighted average common shares of 192,423,085 and 679,178 for the years ended March 31, 2009 and 2008, respectively.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ equity (deficit). We determined that the translation gain or loss did not have a material impact on our stockholders’ equity (deficit) as of March 31, 2009 and 2008. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the years ended March 31, 2009 and 2008.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the years ended March 31, 2009 and 2008.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the years ended March 31, 2009 and 2008, we did not have any such payments.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

Recent Accounting Pronouncements

In December 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS," ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

      Level 1: Quoted market prices in active markets for identical assets or liabilities.

      Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

      Level 3: Unobservable inputs that are not corroborated by market data.

Our adoption of SFAS 157 for our financial assets and liabilities on April 1, 2008 did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued Staff Position ("FSP") FAS 157-2 ("FSP FAS

157-2") which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis until years beginning after November 15, 2008. We are currently reviewing the adoption requirements of FSP FAS 157-2 related to our nonfinancial assets and liabilities and has not yet determined the impact, if any, this will have on its consolidated financial statements.

The fair value of our warrants is determined based on observable market based inputs or unobservable inputs that are corroborated by market data, which is a Level 3 classification.

The following outlines the significant weighted average assumptions we used to estimate the fair value information presented, with respect to warrants utilizing the Binomial Lattice option pricing model:

                                                            Years Ended March 31,

                                                             2009                   2008

                                                           -----------          -----------

Risk free interest rate                           4.73%          4.51% - 4.85%

Average expected life                        3 years                3 years

Expected volatility                              185.0%          84% - 88.6%

Expected dividends                              None                  None

We did not make any changes to our valuation techniques compared to the prior fiscal year.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet elected to use the fair value option, and as such, our adoption SFAS No. 159 as of April 1, 2008 did not have a material impact on our consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Recent Accounting Pronouncements, Continued

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSB APB 14-1"). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component.

The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2010. We are currently evaluating the impact of FSP APB 14-1 on our financial position and on our results of operations.

In June 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's own Stock" ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders' equity in the statement of financial position would not be consider a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We have outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provision that may result in an adjustment to the exercise price of the warrants. Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to our stock. The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results. We have not completed our analysis of these instruments nor determined the effects of pending adoption, if any, on our consolidated financial statements

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 ("FSP 107-1"), which is entitled "Interim Disclosures about Fair Value of Financial Instruments." This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We have not completed our analysis nor determined its effects on our financial position or results of operations.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157's guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We have not completed our analysis nor determined its effects on our financial position or results of operations.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Recent Accounting Pronouncements, Continued

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (hereinafter referred to as "FAS 115-2/124-2"), which amends the other-than-temporary impairment ("OTTI") recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity. FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in "other comprehensive income" (generally, the impairment charge for other than a credit loss) and in earnings. FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4. We have not completed our analysis nor determined its effects on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, "Business Combinations" ("SFAS 141") which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively and is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS 141(R) will have a material effect on our consolidated financial statements.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we are first required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ending March 31, 2009. Based on current SEC requirements, we will not be required to have our auditor attest to management's assessment until our fiscal year ending March 31, 2010.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Recent Accounting Pronouncements, Continued

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

We did not recognize any additional liability for unrecognized tax benefit as a result of the implementation.  As of March 31, 2009, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any tax positions in the current year.  Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

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

We are subject to taxation in the US and various states.  Our tax years for 2005, 2006, and 2007 are subject to examination by the taxing authorities.  With few exceptions, we are is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Customer Concentrations

During the years ended March 31, 2009 and 2008, one customer accounted for 44% and another customer accounted for 33% of net sales, respectively.  We did not have any accounts receivable at March 31, 2009.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $1,961,627 and $6,227,296 during the years ended March 31, 2009 and 2008, respectively, and had an accumulated deficit of $44,001,054 at March 31, 2009. In addition, we used cash in our operations of $569,137 and $2,487,487 during the years ended March 31, 2009 and 2000, respectively.  Additionally, we are in default on certain notes payable. However, from April 1, 2009 to June 30, 2009, the majority of our notes were converted to stock.

Over the past year, we have significantly reduced our cost of operations. The size of our operations was reduced from 75 workers in 3 countries to less than 10 in the USA, and we consolidated our offices into one location in Murrieta, California. A new Board of Directors took office on December 3, 2007. We are currently pursuing a new product strategy of developing intellectual property (new products) aimed at leveraging existing products which are modified to become inspirational for significantly less than our previous product development expenses. This is evidenced by our cost of development for our new PC Game, ‘Keys of the Kingdom’ which was announced at the recent International Christian Retail Show. In the past year, we have successfully built a direct-to-store distribution channel to more than 1,500 stores and this year, plans to increase revenue from the mainstream, inspirational and direct-to-consumer sales channels. A new program is underway to provide consumers an opportunity to buy our products in exchange for a donation to be made to their favorite charity, church or ministry. We expect to continue to reduce costs and increase margins as was evidenced by our per unit cost drop in the past year from $3.63 to $1.50. We plan to continue to control and reduce costs where necessary in an effort to reach profitability. Management plans to raise additional capital in the later half of 2008 to fund ongoing business operations and to then reevaluate capital needs upon a review of sales performance resulting from the upcoming holiday season.

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

NOTE 5 - INVENTORIES

Inventories consisted of the following at March 31, 2009 and 2008:

	2009	2008
Raw Materials	$101,812	$287,564
Finished Goods	79,185	87,695
	180,997	375,259
Less Reserve	( -)	((306,060)
Total Inventories	$180,997	$69,199

We established an inventory reserves of $0 and $306,060 in the fiscal years ended March 31, 2009 and 2008 to cover product obsolesce.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2009 and 2008:

	2009	2008
Office furniture and equipment	$4,322	$66,985
Leasehold improvements	-	106,010
Computer equipment	137,384	200,756
	141,706	373,751

Less accumulated depreciation	(43,702)	(156,879)

	$98,004	$216,872

Depreciation expense for the years ended March 31, 2009 and 2008 was $58,575 and $116,440, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2009 and 2008:

	2009	2008
License	$-	$5,850
Trademarks	-	65,331
	-	71,181

Less accumulated amortization	(-)	(52,806)

	$-	$18,375

As of March 31, 2009, we wrote off our intangible assets as their was doubt as to their recoverability. Amortization expense related to our trademarks was $1,624 for the year ended March 31, 2009. We did not have amortization expense related to our license agreement in the year ended March 31, 2009 as that license agreement was fully amortized at March 31, 2008. Trademarks were amortized on a straight-line basis over their lives. Due to the write off, we no longer have future  amortization expense related to the trademarks.

NOTE 8 - RELATED PARTY TRANSACTIONS

As LB Games Ukraine was providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorb all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset is cash which has a balance of $2,559 at March 31, 2007. During the years ended March 31, 2009 and March 31, 2008, we paid approximately $57,802 and $171,000 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period.

At various times between December 2006 and March 2007, several of our executives advanced us funds to help us with our working capital requirements. These advances were non-interest bearing and were classified as a current liability in the amount of $56,023 on the accompanying consolidated balance sheet as of March 31, 2008. At March 31, 2009, no amounts were owed to related parties.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following for the years ended March 31:

	2009			2008
Current:
Federal		$-		$-
State				4,000
				4,000

Deferred:
Federal				1,178,000
State				250,000
				1,428,000
Less change in valuation allowance			)	(1,428,000)
				-
	$			$4,000

No current provision for federal income tax is required for the years ended March 31, 2009 and 2008, since the Company incurred net operating losses through March 31, 2009.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2009 and 2008 are presented below:

	2009			2008
Deferred tax assets:
Net operating loss carryforwards	$			$5,020,000
Payroll related				78,000
Allowance for doubtful accounts		-		26,000
Deferred rent		-		1,000
Depreciable and amortizable assets				4,000
Inventory reserves				118,000
Unearned revenue				40,000
				5,287,000
Less valuation allowance			)	(5,287,000)

Net deferred tax assets		$--		$--

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

The provision for income taxes for both fiscal 2009 and 2008 was $_____, respectively, and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	2009		2008
Computed tax benefit at federal statutory rate	$	)	$(2,116,000)
State income tax benefit, net of federal effect			1,000
Increase in valuation allowance			1,428,000
Non-deductible stock compensation			691,000
Other			--)
	$		$4,000

As of March 31, 2009, we had net operating loss carryforwards of approximately $__________ available to offset future taxable Federal and state income. The Federal and state net operating loss carryforwards expire at various dates through 2026 and 2016, respectively.

Section 382 of the Internal Revenue Code may limit utilization of our Federal and California net operating loss carryforwards upon any change in control of the Company.

As of March 31, 2009, we owed accrued payroll taxes of $303,318 to various governmental authorities.

NOTE 10 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 1,200,000,000 shares of common stock, $0.001 par value per share.  The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock.  In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding.  Shares of common stock are not redeemable and have no preemptive or similar rights.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

NOTE 10 - STOCKHOLDERS’ EQUITY - CONTINUED

During the fiscal year ended March 31, 2009, we received $84,137 in net proceeds from the sale of 102,549,333 shares of our common stock and 3,884,467 shares of our series B preferred stock.

During the fiscal year ended March 31, 2009, we also issued to independent third parties 48,700,281 shares of common stock for services provided, valued at $299,788 (based on the closing price on the respective grant date). We also issued 2,025,000 shares of common stock, valued at $54,650 (based on the closing price on the respective grant date), to certain employees and directors as additional compensation.  We also issued 900,000 shares for interest, valued at $7,120 (based on the closing price on the respective grant date), issued 26,442,308 shares valued at $141,751 (based on the closing price on the respective grant date) to convert accounts payable to equity and issued 26,909,438 shares of common stock related to debt conversions.

During the fiscal year ended March 31, 2009, we issued 562,500 warrants to purchase shares of our common stock all with an exercise price of $0.05 per share. We have estimated the value of the 2009 warrants to be approximately $11,250.  During the fiscal year ended March 31, 2008, we issued 4,381,250 warrants to purchase shares of common stock all with an exercise price of $0.05 per share (see Note 14). We have estimated the value of these 2008 warrants to be approximately $135,000.

Also during the fiscal year ended March 31, 2008, we issued 260,000 shares of common stock valued at $61,400 to accredited investors and 65,000 shares of common stock to the Broker-Dealer valued at $15,350 in association with our Bridge Loan borrowings of $130,000.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

NOTE 10 - STOCKHOLDERS’ EQUITY - CONTINUED

Preferred Stock

We are authorized to issue sixty million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares and 12,230,932 preferred B shares are issued and outstanding as of June 30, 2009 respectively. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares enjoy one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period. Subsequently, each series B preferred share has voting power equal to one vote of common stock.

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

For the Years Ended March 31, 2009 and 2008

NOTE 11 - STOCK WARRANTS

From time to time, we issue warrants pursuant to equity financing arrangements.

The fair value of each warrant granted during the years ended March 31, 2009 and 2008 to consultants and other service providers is estimated using the Binomial Lattice option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) volatility of 84% to 185%, (iii) weighted-average risk-free interest rates of 4.51% to 4.85%, and (iv) expected lives of three years.

The following table represents a summary of the warrants outstanding at March 31, 2009 and 2008 and changes during the years then ended:

	2009		2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	4,555,988	$ 0.13	174,738	$ 2.23
Issued	562,500	0.05	4,381,250	0.05
Expired/forfeited	--	--	--	--
Exercised	--	--	--	--

Outstanding and exercisable, end of year	5,118,488	$ 0.12	4,555,988	$ 0.13

Weighted average fair value of warrants issued		$ 0.05		$ 0.05

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Binomial Lattice option pricing models:

                                                            Years Ended March 31,

                                                             2009                   2008

                                                           -----------          -----------

Risk free interest rate                           4.73%          4.51% - 4.85%

Average expected life                        3 years                3 years

Expected volatility                              185.0%          84% - 88.6%

Expected dividends                              None                  None

The following table summarizes information about warrants outstanding at March 31, 2009:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$2.25	172,592	0.17
$0.50	2,146	0.76
$0.05	4,943,750	1.80
	5,118,488

The outstanding warrants at March 31, 2009 are immediately exercisable.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

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

Employment Agreements

We have entered into employment agreements with of our chief executive officer.  This contract provides for minimum annual salaries and is renewable annually.  In the event of termination of this employment agreement by LBG without cause, we would be required to pay continuing salary payments for specified periods in accordance with the employment contract.  Although not brought to a vote of the Board, both Lyndon and the Board anticipate it will issue Lyndon anti-dilutable shares of common stock equal to 10% of the Company’s outstanding shares in the event his leadership brings the company to operational profitability by March 31, 2012.

Leases

We operate in a 2,500 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2009. Its cost is $1,850 per month.  We now operate on a month to month basis under the sublease.

Previously, our corporate offices consisted of a 3,500 square foot facility on 29995 Technology Drive in Murrieta, California under a lease agreement through May 2010. Its cost is $7,545 per month, with annual increases of four percent (4%).   We abandoned that facility in March 2008 and are seeking a resolution with the landlord.

Independent Sales Representatives

In order to help us secure retail distribution of our initial product, we entered into consulting arrangements with several independent representatives. The payment arrangements to these independent representatives are based upon the ultimate amount paid to us by each customer. The commission rates for these independent representatives typically vary from three percent to five percent to thirty percent of the net amount we collect from customers.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Left Behind License

On October 11, 2002, the publisher of the Left Behind book series granted us an exclusive worldwide license to use the copyrights and trademarks relating to the storyline and content of the books in the Left Behind series of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet.

The license requires us to pay royalties based on the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems, and a smaller percentage of the gross receipts on other console game platform systems. According to the license agreement, we are required to guarantee a minimum royalty during the initial four-year term of the license, of which we have already paid a portion. This advance will be set off as a credit against all monies owed subsequently under the license. We were behind in our payments to the licensor. If these are not paid, in the event the licensor makes a demand, it could result in the termination of the license agreement. In such case, we shall continue to have the rights to sell all games in the marketplace along with all inventory already purchased. On September 28, 2008, the Company and licensor modified terms of the agreement to eliminate minimum royalty guarantees. Instead, within 30 days from the end of each month, Company shall provide royalties to licensor based upon its agreement for the preceding month. Additionally, the license term of 3 years automatically renews to additional terms in perpetuity.

Litigation

We are subject to litigation from time to time in the ordinary course of our business. More than 6 months ago, we received a letter from our former President, and current director, Jeffrey Frichner, demanding payment of $37,500 pursuant to our Separation Agreement with him that is allegedly owed to him by us.

On September 26, 2008, we entered into a settlement agreement with Leonard Linsker in the amount of $75,000 or 10 million shares, whichever is less.

On April 3, 2009, Beta Winchester LLP was granted a judgment for $40,137.60. However, we believe that their attorney neglected to inform the judge that they are holding $45,000 of corporate funds as a deposit. Accordingly, we do not believe this issue to be material and are seeking a remedy in court.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

NOTE 13 - NOTES PAYABLE

During the fiscal years ended March 31, 2009 and 2008 we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

Notes payable consist of the following at March 31, 2009:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$ 247,187	$ (156,150)	$ 91,037
Meyers bridge notes (in default)	150,000	-	150,000
Individual loans (in default)	162,488	-	162,488
1 year convertible notes	700,325	(101,666)	598,659
3 year convertible notes	92,675	(78,682)	13,993
Total notes payable	$ 1,352,675	$ (336,498)	$ 1,016,177

At March 31, 2009, the Meyers bridge notes and the individual loans were in default.

Notes payable consist of the following at March 31, 2008:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$ 219,062	$ (210,421)	$ 8,641
Meyers bridge notes	315,000		315,000
Individual loans	260,000		260,000
Financing of insurance premiums	29,240		29,240
Total notes payable	$ 823,302	$ (210,421)	$ 612,881

Future minimum principal payments required under our notes payable are as follows:

Year Ending March 31,	Principal Amount	Less Discount	Notes Payable, Net
2010	1,012,813	(101,666)	911,147
2011	311,737	(216,082)	95,655
2012	28,125	(18,750)	9,375
	1,352,675	(336,498)	1,016,177

In the fiscal years ended March 31, 2009 and 2008, we received an aggregate $158,200 from twelve investors in the form of convertible zero coupon notes (the “Notes”).  The investors funded the Notes at various times between January and April 2009.  The Notes called for the investors to invest at a 36% discount from the principal value of the Notes.  The notes have a three year term and are convertible to our common stock at $0.025 per share.  There is no prepayment penalty to the Notes.

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

The warrants were valued at approximately $146,000 under the Binomial Lattice valuation approach based on a three year life, risk free interest rates ranging from 4.51% to 4.85% and volatilities ranging from 84% to 185%.

Based upon the valuation of the warrants and the 36% original issue discount, we recorded an initial note discount of $247,188, which fully covered the principal amount of the convertible zero coupon notes.  This note discount will be amortized over the three year term of each Note with the amortization charged to interest expense.

No charge for the beneficial conversion feature was made because the note discount fully discounted the cash received and principal value of the Notes.

During the fiscal year ended March 31, 2008, we borrowed from certain shareholders under short term promissory notes.  Certain of those notes were secured by our assets and required interest payments in our common stock.  The interest rates ranged from 10% to 24%.  We are currently in default on a portion of these short-term notes. We also are in default on one remaining Meyers bridge loan (see Note 15).

NOTE 14 - DEFERRED REVENUES

 In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the fiscal year ended March 31, 2007. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. Until that time, we have classified this amount as deferred revenue in the current liabilities section of the accompanying balance sheet as of March 31, 2009.

At March 31, 2009, we also had $117 of deferred revenue related to our on-line store sales.  As we allow a one-month period for our on-line store customers to return our games, we record the revenue from the last month of each quarter as deferred revenue and then recognize that revenue once the one-month period has elapsed.

At March 31, 2008, we had $480,090 of deferred revenue primarily related to receivables that arose from products shipped primarily to the Christian bookstore market.  In the fiscal year ended March 31, 2009 we have either collected that deferred revenue or written off those receivables.

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

As of March 31, 2008, we received an aggregate $386,600 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we would need to repay to the investors was $450,000. As of March 31, 2008, that amount was later reduced to $340,000 due to partial conversions to equity and by a partial repayment (see below). During the year ended March 31, 2008, we recorded $27,841 of interest expense related to the agreed ten percent interest rate under the Bridge Loan. Overall, we paid Meyers cash commissions of $57,900 on the amount funded, of which $16,900 was paid during the year ended March 31, 2008. These commissions were recorded to debt issuance costs and are being amortized over the one year term of the Bridge Loan.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

As of March 31, 2008, we issued an aggregate 900,000 shares to the investors as part of the Bridge Units and 225,000 shares to Meyers as part of their compensation. Overall, we valued the 900,000 shares issued to the investors at $358,200, of which $61,400 was related to the issuance of 260,000 shares during the year ended March 31, 2008, based on the closing market price of our stock on the days in which the funding events occurred and capitalized that amount to debt issuance costs on our March 31, 2008 consolidated balance sheet. Overall, the shares issued to Meyers were valued at $221,650, of which $15,350 was related to the issuance of 65,000 shares during the year ended March 31, 2008, based on the closing market price of our stock and were also capitalized to debt issuance costs on our March 31, 2008 condensed consolidated balance sheet. Those costs are being amortized to interest expense over the term of the loan. We charged $392,250 of the debt issuance costs to interest expense in the year ended March 31, 2008 and we will charge the remaining amount to interest expense over the remainder of the one year term of the Bridge Loan.

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

The combination of the $110,000 in conversions and the $25,000 partial repayment reduced the amount outstanding under the Bridge Loan as of March 31, 2008 to $315,000.  At March 31, 2009, the remaining $150,000 balance was in default.

However, as described below in our subsequent events section, all but one investor has signed to convert their notes to stock and one remaining investor has provided a verbal commitment to convert his note to shares in early July, 2009.

NOTE 16 - SUBSEQUENT EVENTS

In April, May and June, 2009, we received $147,214 in net proceeds from the sale of 148,735,928 shares of common stock.

In April, May and June, 2009, we received notice from numerous convertible note holders to convert to stock, resulting in the issuance of 181,943,434 shares of common stock.

In April, May and June, 2009, we issued 1,915,876 shares to consultants for services.

On April 3, 2009, Beta Winchester LLP was granted a judgment for $40,137.60. However, we believe that their attorney neglected to inform the judge that they are holding $45,000 of corporate funds as a deposit. Accordingly, we do not believe this issue to be material and are seeking a remedy in court.

In June, 2009, we resolved a dispute with a shareholder by issuing 844,063 shares of common stock.

On June 24, 2009, we announced that Wal-Mart has approved a test market in an undisclosed number of stores for Left Behind PC Games.  The games should be available for sales in time for the Christmas shopping season.

In June 23, 2009, we signed an agreement with Leading Points Corporation to represent the company at military-focused retailers on bases including the Army, Air Force, Navy, Coast Guard and Marine exchanges.

On July 7, 2009, we signed a distribution agreement with Jack of All Games, the distribution subsidiary of Take-Two Interactive (Nasdaq: TTWO), to distribute our games, providing us with potential distribution of our products into stores including Wal-Mart, Best Buy, Target, EB Games, GameStop, Toys "R" Us, Blockbuster and other leading retailers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES INC.
(Registrant)

July 15, 2009	By:	/s/ Troy A. Lyndon Troy A. Lyndon Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

July 15, 2009	/s/ TROY A. LYNDON (Troy A. Lyndon)	Chief Executive Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

July 15, 2009	/s/ MICHAEL KNOX (Michael Knox)	Director

July 15, 2009	/s/ RICHARD KNOX, SR. (Richard Knox, Sr.)	Director