Form 10-Q
period 2009-06-30
LEFT BEHIND GAMES INC.
filed 2009-08-19
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X . NO      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non accelerated filer (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES      . NO  X .

As of August 18, 2009, the registrant had outstanding 778,168,557 shares of common stock, $.001 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$18,696	$7,778
Inventories, net	148,814	180,997
Prepaid royalties	31,616	9,179
Prepaid expenses and other current assets	1,104	3,636

Total current assets	200,230	201,590

Property and equipment, net	89,201	98,004
Intangible assets	137,500	-
Other assets	9,073	5,927

Total assets	$436,004	$305,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,601,912	$2,525,095
Payroll liabilities payable	327,833	303,318
Notes payable, net of discounts	320,267	703,689
Notes payable, net, in default	256,525	312,488
Deferred revenue	1,442	117

Total current liabilities	3,507,979	3,844,707

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares
Authorized, issued and outstanding on June 30, 2009 and
March 31, 2009;liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares
Authorized; 11,080,932 shares issued and outstanding
as of June 30, 2009 and March 31, 2009, respectively	11,081	11,081
Common stock, par value $0.001 per share; 1,200,000,000 shares authorized; 690,076,428 and 344,358,992 shares issued and
outstanding as of June 30, 2009 and
March 31, 2009, respectively	690,076	344,359
Treasury stock	24,500	-
Additional paid-in capital	41,046,973	40,203,449
Deferred stock-based compensation	(13,875)	(100,025)
Accumulated deficit	(44,834,316)	(44,001,636)

	(3,071,975)	(3,539,186)

Total liabilities and stockholders' deficit	$436,004	$305,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ending

June 30, 2009 and 2008

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Net revenues	$22,805	$60,552

Costs and expenses:
Cost of sales – product costs	12,751	30,415
Cost of sales – intellectual
property costs	4,187	2,475
General and administrative	563,747	800,867
Product development	1,600	51,127

Total costs and expenses	582,285	884,884

Operating loss	(559,480)	(824,332)

Other expense:
Interest expense	273,200	143,344
Loss on disposal of assets	-	4,820

Total other expense	273,200	148,164

Net loss	$(832,680)	$(972,496)

Basic and diluted loss per
common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	446,806,436	143,687,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Cash flows from operating activities:

Net loss	$(832,680)	$(972,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,803	22,186
Interest paid in common stock
Loss on disposal of assets	-	4,820
Recognition of deferred stock-based compensation	86,150	-
Interest paid in common stock	-	5,500
Estimated fair value of common stock issued to consultants for services	150,437	90,567
Estimated fair value of common stock issued to Employees and directors for services	60,000	1,500
Amortization of debt discount	240,072	52,256
Amortization of debt issuance costs	-	14,872
Changes in operating assets and liabilities:
Accounts receivable	-	49,353
Inventories	32,183	(13,860)
Prepaid expenses	2,532	6,186
Other assets and prepaid royalties	(25,583)	3,685
Accounts payable and accrued expenses	140,300	402,163
Deferred income – product sales	1,325	-

Net cash used in operating activities	(136,461)	(333,268)

Cash flows from financing activities:

Proceeds from the issuance of notes payable	-	346,500
Payments on advances from related parties	-	(14,810)
Proceeds from the issuance of common stock	147,379	-

Net cash provided by financing activities	147,379	331,690

Net increase in cash (decrease)	10,918	(1,578)

Cash at beginning of period	7,778	2,695

Cash at end of period	$18,696	$1,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$-	$-

Income taxes	$-	$-

Supplemental disclosures of non-cash and investing and financing information:

Cancellation of insurance policy	$-	$3,412

Issuance of common stock under licensing agreement	$137,500	$-

Conversion of accrued expenses to convertible debt	$-	$13,212

Exchange of equipment for settlement of accounts payable	$-	$8,899

Return of common stock as treasury shares	$24,500	$-

Discount on convertible notes payable	$-	$281,470

Conversion of notes payable into common stock	$718,424	$-

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

We hold an exclusive worldwide licenses from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale, from Lifeline Studios to distribute the Charlie Church Mouse series of games and from Another Day Ltd. to distribute the Keys of the Kingdom game.

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented. We have evaluated subsequent events through August 18, 2009, the day before our condensed consolidated financial statements were issued (see Note 11). The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2009. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2010.

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

Risks and Uncertainties

We maintain our cash accounts with a several financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2009 and 2008, we did not have balances in excess of the FDIC insurance limit.

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

Intangible Assets

License Agreement

The cost of the Lifeline Studios international license agreement will be amortized over the two-year life of the agreement on a straight-line basis over its terms.

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

During the three months ended June 30, 2009, we recorded $811 in cost of goods sold related to the Left Behind brand license, $2,563 in cost of goods sold related to the Charlie Church Mouse license and $813 in cost of goods sold related to Keys of the Kingdom license. During the three months ended June 30, 2008, we recorded $2,475 in cost of goods sold related to the Charlie Church Mouse license.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. As of June 30, 2009, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

There were 62,970,217 and 82,261,090 potentially dilutive common shares outstanding for the three months ended June 30, 2009 and 2008, respectively, have not been included in loss per share calculations. At June 30, 2009, the potentially dilutive common shares arose from the following instruments:

Convertible notes	43,359,290
Warrants	4,943,750
Preferred stock series A	3,586,245
Preferred stock series B	11,080,932
Total	62,970,217

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ deficit. We determined that the translation gain or loss did not have a material impact on our stockholders’ deficit as of June 30, 2009 and 2008. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three months ended June 30, 2009 and 2008.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three months ended June 30, 2009 and 2008.

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

For sales to our large retail customers, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.” Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our large retail customers to their end customers, we recognize previously deferred income as sales and cost of sales. Our primary channel partner and largest retail customer each provide us with sell-through information on a frequent basis regarding sales to end customers and in-channel inventories. At June 30, 2009, we had no deferred revenue from large retail customers.

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

Historically, we have promoted our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three months ending June 30, 2009 and 2008, we did not have any such payments.

Recent Accounting Pronouncements

In December 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS," ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. We adopted SFAS 157 on April 1, 2008 without material impact to our financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSB APB 14-1"). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2010. The adoption of FSP APB 14-1 did not have a material impact on our financial statements.

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

We adopted EITF 07-5 effective April 1, 2009. The adoption of EITF 07-5's requirements can affect the accounting for warrants or convertible debt that contain provisions that protect holders from a decline in the stock price (or "down-round" protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether convertible debt or warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. The adoption of EITF 07-5 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 ("FSP 107-1"), which is entitled "Interim Disclosures about Fair Value of Financial Instruments." This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We adopted this pronouncement without material impact to our financial statements.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157's guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We adopted this pronouncement without material impact to our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (hereinafter referred to as "FAS 115-2/124-2"), which amends the other-than-temporary impairment ("OTTI") recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity. FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in "other comprehensive income" (generally, the impairment charge for other than a credit loss) and in earnings. FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4. We adopted this pronouncement without material impact to our financial statements.

In November 2007, the EITF issued a consensus on EITF 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We adopted this pronouncement without material impact to our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, "Business Combinations" ("SFAS 141") which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively and is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. We adopted this pronouncement without material impact to our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, ("SFAS 165") which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 beginning April 1, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through August 13, 2009, the day before our condensed consolidated financial statements were issued. See Note 1 and Note 9.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ended March 31, 2009. Based on current SEC requirements, we will be required to have our auditor attest the effectiveness of internal controls over financial reporting for our fiscal year ending March 31, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Customer Concentrations

During the three month period ended June 30, 2009, we had no customers accounting for greater than 5% of our revenues. During the three month period ended June 30, 2008, our largest retail customer accounted for 51% of our revenue.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $1,961,627 and $832,680 during the year ended March 31, 2009 and three months ending June 30, 2009, respectively, and had an accumulated deficit of $44,834,316 at June 30, 2009. In addition, we used cash in our operations of $136,461 during the three months ended June 30, 2009. However, from April 1, 2009 to June 30, 2009, approximately 43% of our notes payable were converted to common stock.

Over the past year, we have significantly reduced our cost of operations. The size of our operations was reduced from 75 workers in 3 countries to less than 10 in the USA, and we consolidated our offices into one location in Murrieta, California. A new Board of Directors took office on December 3, 2007. We are currently pursuing a new product strategy of developing intellectual property (new products) aimed at leveraging existing products which are modified to become inspirational for significantly less than our previous product development expenses. This is evidenced by our cost of development for our new PC Game, ‘Keys of the Kingdom’ which was announced at the recent International Christian Retail Show. In the past year, we have successfully built a direct-to-store distribution channel to more than 1,500 stores and this year, plans to increase revenue from the mainstream, inspirational and direct-to-consumer sales channels. A new program is underway to provide consumers an opportunity to buy our products in exchange for a donation to be made to their favorite charity, church or ministry. We expect to continue to reduce costs and increase margins as was evidenced by our per unit cost drop in the past year from $3.63 to $1.50. We plan to continue to control and reduce costs where necessary in an effort to reach profitability. Management plans to raise additional capital in the later half of 2009 to fund ongoing business operations and to then reevaluate capital needs upon a review of sales performance resulting from the upcoming holiday season.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009
Raw Materials	$45,182	$101,812
Finished Goods	103,632	79,185
Total Inventories	$148,814	$180,997

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2009 and March 31, 2009:

	December 31,	March 31,
	2008	2008
Office furniture and equipment	$4,322	$4,322
Computer equipment	137,384	137,384
	141,706	141,706

Less accumulated depreciation	(52,505)	(43,702)

	$89,201	$98,004

Depreciation expense for the three month periods ended June 30, 2009 and 2008 was $8,803 and $21,780, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009
License	$137,500	$-

Less accumulated amortization	-	-

	$137,500	$-

We will amortize the license over its two year term.

NOTE 7 - RELATED PARTY TRANSACTIONS

As LB Games Ukraine was providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we have elected to absorb all net losses of this variable interest entity in excess of our ownership interest and the actual capital we have invested in this entity. During the three months ending June 30, 2009, we did not make any payments to LB Games Ukraine.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

During the three months ending June 30, 2009 and 2008, we issued to independent third parties 3,070,153 and 5,649,091 shares of common stock for services provided, valued at $150,437 and $90,567 (based on the closing price on the respective grant date), respectfully. We also issued 4,000,000 and 75,000 shares of common stock, valued at $60,000 and $1,500 (based on the closing price on the respective grant date), respectfully, to certain employees as additional compensation.

During the three months ended June 30, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05 (see Note 9). We estimated the value of these warrants to be approximately $11,000 using the binomial lattice method.

Also, during the three month period ended June 30, 2009, certain of our investors converted notes payable to 182,724,997 shares of our common stock at various conversion prices, reducing our debt by $678,493. We also raised $147,379 through the sale of 153,921,828 shares of common stock, sold at various prices.

Preferred Stock

We are authorized to issue sixty million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 are designated as preferred A shares and 11,080,929 preferred B shares and are issued and outstanding as of June 30, 2009 respectively. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares ontain one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

The holders of series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at June 30, 2009.

Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period. Subsequently, each series B preferred share has voting power equal to one vote of common stock. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders. Due to its liquidation preference, the series A preferred stock will have priority over series B preferred stock in the event of a liquidation.

We did not issue any preferred shares in the three months ending June 30, 2009.

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

Antidilution Rights to Common Stock

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

We have recorded as exit costs of approximately $176,000 for the potential liabilities associated with abandoning two former office facilities.

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

Content License

In July 2007, and subsequently in June, 2009, we entered into a Software Publishing Agreements to publish three pc video games under the Charlie Church Mouse (“CCM”) brand. That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges. We paid an original license fee of $25,000 and a renewal fee of another $25,000 in connection with the signing of the Software Publishing Agreements and have a prepaid license fee amount of $31,616 under prepaid expenses and other current assets on our June, 30, 2009 balance sheet.

Litigation

We are subject to litigation from time to time in the ordinary course of our business.

On April 3, 2009, Beta Winchester LLP was granted a judgment for $40,137.60. However, we believe that their attorney neglected to inform the judge that they are holding approximately $45,000 of corporate funds as a deposit. Accordingly, we do not believe this issue to be material and are seeking a remedy in court. Company’s counsel and Beta Winchester LLP’s counsel have come to a preliminary understanding of terms to resolve this dispute through the release of the judgment by Beta Winchester LLP in exchange for the application of our deposit of approximately $45,000.

On July 25, 2009, Xerox Corporation filed suit against the Company for $67,000, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. The Company has disputed Xerox’s refusal to service the systems under the terms of the lease. Company’s counsel and counsel representing Xerox have come to terms to resolve this dispute.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

NOTE 10 - NOTES PAYABLE

During the three months ended June 30, 2009, we did not enter into any borrowing arrangements. However, amounts borrowed previously are included in notes payable in the accompanying consolidated balance sheet.

Notes payable consist of the following at June 30, 2009:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$172,186	$(93,103)	$79,083
Meyers bridge notes (in default)	95,000	-	95,000
Individual loans (in default)	161,525	-	161,525
1 year convertible notes	238,307	(3,323)	234,984
3 year convertible notes	6,200	-	6,200
Total notes payable	$673,218	$(96,426)	$576,792

At both June 30, 2009 and March 31, 2009, the Meyers bridge notes and the individual loans were in default.

Notes payable consist of the following at March 31, 2009:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$247,187	$(156,150)	$91,037
Meyers bridge notes (in default)	150,000	-	150,000
Individual loans (in default)	162,488	-	162,488
1 year convertible notes	700,325	(101,666)	598,659
3 year convertible notes	92,675	(78,682)	13,993
Total notes payable	$1,352,675	$(336,498)	$1,016,177

In the three months ended June 30, 2009, holders of the zero coupon notes converted $75,000 of their principal into our common stock.

In the three months ended June 30, 2009, holders of the Meyers bridge notes converted $55,000 of their principal into our common stock.

In the three months ended June 30, 2009, holders of the 1 year convertible notes converted $462,018 of their principal into our common stock.

In the three months ended June 30, 2009, holders of the 3 year convertible notes converted $86,475 of their principal into our common stock.

NOTE 11 - DEFERRED REVENUES

At March 31, 2009, we had $1,442 of deferred revenue related to our on-line store sales. As we allow a one-month period for our on-line store customers to return our games, we record the revenue from the last month of each quarter as deferred revenue and then recognize that revenue once the one-month period has elapsed.

NOTE 12 – SUBSEQUENT EVENTS

On July 7, 2009, we signed a distribution agreement with Jack of All Games, the distribution subsidiary of Take-Two Interactive (Nasdaq: TTWO), to distribute our games, providing us with potential distribution of our products into stores including Wal-Mart, Best Buy, Target, EB Games, GameStop, Toys "R" Us, Blockbuster and other leading retailers.

On July 25, 2009, Xerox Corporation filed suit against the Company for $67,000, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. The Company has disputed Xerox’s refusal to service the systems under the terms of the lease. Company’s counsel and counsel representing Xerox have come to conceptual terms to resolve this dispute by allowing the Company to pay the $67,000 over a period of time that is still being negotiated.

In July 2009, we paid down our payroll tax obligations by approximately $67,000.

In July 2009 and through August 18, 2009, holders of notes payable converted an aggregate amount of $153,423 in principal and accrued interest into 7,194,863 shares of our common stock.

In July 2009 and through August 18, 2009, we raised $208,850 through the sale of 40,272,234 shares of our common stock to accredited investors.

In July 2009 and through August 18, 2009, holders of accounts payable converted $150,000 into 30,000,000 shares of our common stock.

In July 2009 and through August 18, 2009, we issued 12,175,490 shares of our common stock to consultants for services rendered.

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

On July 5, 2007, we obtained an exclusive license to sell three (3) PC games featuring Charlie Church Mouse to the Christian Booksellers Association (CBA) market from Lifeline Studios, Inc., the developer and original publisher. On June 30, 2009, we expanded our license agreement for Charlie Church Mouse PC Games to include all markets and distribution channels worldwide.

On May 20, 2008, we acquired the publishing and distribution rights to the PC game, “Keys of the Kingdom.” This new game features brain-teasing dynamics and inspirational scriptures. We agreed to pay the author a royalty of fifteen percent (15%) of gross profits.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the three months ended June 30, 2009, we raised $147,379 through the sale of common stock to from certain accredited investors under several different formats. We continue to generate operating losses and have only just begun to generate revenues.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

Revenues

We recorded net revenues of $22,805 for the three months ended June 30, 2009 compared to $60,552 in the three months ended June 30, 2008. This represented a decline in our revenues of $37,747, or 62%. The revenues in the three months ended June 30, 2009 were from a mix of Left Behind: Eternal Forces, Left Behind:Tribulation Forces, three Charlie Church Mouse (“CCM”) games and Keys of the Kingdom.

No significant amount of our revenue for the three months ended June 30, 2009 came from a large retail customer. However, for the three months ended June 30, 2008, 51% of our revenue came from our largest retail customer.

Our revenue declined primarily because (a) we record our revenues based primarily on sell through at major retailers and cash receipts from our Christian bookstore and other customers and (b) we had a significantly larger presence in a number of major retailers with reported sellthrough in the 2008 period compared to the 2009 period where almost all of our shipments were to the Christian bookstore marketplace. We expect to report the revenue related from those shipments to the Christian bookstore marketplace as we collect those accounts receivable in later periods.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $12,751 for the three months ended June 30, 2009 compared to $30,415 in the three months ended June 30, 2008. This represented a decline in our cost of sales – predict costs of $17,664, or 58%. The decrease in cost of sales – product costs was due to the decrease in recognized revenue noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $4,187 for the three months ended June 30, 2009 compared to $2,475 in the three months ended June 30, 2008. This represents an increase in our intellectual property costs of $1,712, or 69%.

General and Administrative Expenses

General and administrative expenses were $563,747 for the three months ended June 30, 2009, compared to $800,867 for the three months ended June 30, 2008, a decrease of $237,120, or 30%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended June 30, 2009 and 2008, we recorded expenses relating to these non-cash payments to consultants of $150,437 and $90,567, respectively. This represented a $59,870 increase.

During the three months ended June 30, 2009, we also recognized $86,150 in deferred stock-based compensation as certain consultants earned previously deferred stock-based compensation.

During the three months ended June 30, 2009, we issued 4,000,000 shares of common stock, valued at approximately $60,000 to employees as additional compensation while in the three months ended June 30, 2008, we issued 75,000 shares of common stock, valued at approximately $1,500, to certain employees as additional compensation. This represented an increase of $58,500. The overall increase in non-cash charges attributable to consultants and employees was $204,520.

Excluding those non-cash charges, our general and administrative expenses declined by $441,640 from the three months ended June 30, 2008. This decrease in general and administrative was due to our headcount reductions and overall focus on reducing our expenditures.

Product Development Expenses

Product development expenses were $1,600 for the three months ended June 30, 2009, compared to $51,127 for the three months ended June 30, 2008, a decrease of $49,527. These decreases are directly attributable to the reduction in the number of employees working on our development team and a reduction in consulting fees from outside contractors involved in game development and testing.

Interest Expense

We recorded interest expense of $273,200 for the three months ended June 30, 2009, compared to $143,344 in the three months ended June 30, 2008. Our interest expense primarily arose from the accretion of debt discounts of $240,072 as well as interest expense associated with various notes payable.

Net Loss

As a result of the above factors, we reported a net loss of $832,680 for the three months ended June 30, 2009, compared to a net loss of $972,496 for the three months ended June 30, 2008, resulting in a reduced loss of $139,816. In addition, our accumulated deficit at June 30, 2009 totaled $44,834,316.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009 we had $18,696 of cash compared to $7,778 of cash at March 31, 2009, an increase of $10,918. At June 30, 2009, we had a working capital deficit of $3,307,749 compared to a working capital deficit of $3,643,117 at March 31, 2009.

Operating Activities

For the three month periods ended June 30, 2009 and 2008, net cash used in operating activities was $136,461 and $333,268, respectively. The $196,807 decrease in cash used in our operating activities was primarily due to the decrease in our general and administrative expenses and research and development expenses as we reduced our expenditures to conserve cash. The net losses for the three month periods ended June 30, 2009 and 2008 were $832,680 and $972,496, respectively, a decrease of $139,816.

Investing Activities

We did not have any investing activities for the three month periods ending June 30, 2009 and 2008.

Financing Activities

For the three month periods ended June 30, 2009 and 2008, net cash provided by financing activities was $147,379 and $331,690, respectively. The primary element of cash provided by financing activities in the three month period ended June 30, 2009 was raised through the sale of common stock and in the three month period ended June 30, 2008, through borrowings under notes payable.

Future Financing Needs

Since our inception in August 2002 through June 30, 2009, we have raised approximately $10 million through funds provided by private placement offerings and convertible notes. This was sufficient to enable us to develop our first product and expand our product line to include 6 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of our development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments. During the three months ended June 30, 2009, we raised $147,379 through the sale of common stock to certain accredited. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $3,307,749, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

For sales to our large retail customers, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.” Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our primary channel partner or our largest retail customer to their end customers, we recognize previously deferred income as sales and cost of sales. Our large retail customers provide us with sell-through information on a frequent basis regarding sales to end customers and in-channel inventories.

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

Historically, we promoted our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three month periods ended June 30, 2009 and 2008, we had no such types of arrangements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Since our evaluation as of March 31, 2009 we have had no significant changes in our internal controls.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to litigation from time to time in the ordinary course of our business.

On April 3, 2009, Beta Winchester LLP was granted a judgment for $40,137.60. However, we believe that their attorney neglected to inform the judge that they are holding $45,000 of corporate funds as a deposit. Accordingly, we do not believe this issue to be material and are seeking a remedy in court. Company’s counsel and Beta Winchesters counsel have come to terms to resolve this dispute.

On July 25, 2009, Xerox Corporation filed suit against the Company for $67,000, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. The Company has disputed Xerox’s refusal to service the systems under the terms of the lease. Company’s counsel and counsel representing Xerox have come to terms to resolve this dispute.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month periods ended June 30, 2009 and 2008, we issued to independent third parties 3,070,153 and 5,649,091 shares of common stock for services provided, valued at $150,437 and $90,567 (based on the closing price on the respective grant date), respectfully. We also issued 4,000,000 and 75,000 shares of common stock, valued at $60,000 and $1,500 (based on the closing price on the respective grant date), respectfully, to certain employees as additional compensation.

Also, during the three month period ended June 30, 2009, certain of our investors converted notes payable to 182,724,997 shares of our common stock at various conversion prices, reducing our debt by $678,493. We also raised $147,379 through the sale of 153,921,828 shares of common stock, sold at various prices.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Due to our failure to repay the Bridge Loans at the end of their one year terms, the loans have been declared in default and we are now accruing a penalty interest rate of 15% per annum on the $150,000 in remaining bridge loan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit 3.1	Articles of Incorporation dated March 29, 1961***

Exhibit 3.2	Amendment to Articles of Incorporation dated August 20, 1962***

Exhibit 3.3	Amendment to Articles of Incorporation dated October 17, 1977***

Exhibit 3.4	Amendment to Articles of Incorporation dated June 15, 1999***

Exhibit 3.5	Amended and Restated Articles of Incorporation dated January 30, 2004***

Exhibit 3.6	Bylaws***

Exhibit 10.1	Share Exchange Agreement**

Exhibit 10.2	Employment Agreement with Troy A. Lyndon**

Exhibit 10.3	Addendum dated June 2, 2004 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.4	Addendum dated February 1, 2005 to Employment Agreement with Troy A. Lyndon**

Exhibit 10.5	Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.6	Addendum dated June 2, 2004 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.7	Addendum dated February 1, 2005 to Employment Agreement with Jeffrey S. Frichner**

Exhibit 10.8	Employment Agreement with Thomas H. Axelson**

Exhibit 10.9	Addendum dated June 2, 2004 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.10	Addendum dated February 1, 2005 to Employment Agreement with Thomas H. Axelson**

Exhibit 10.11	Definitive Information Statement, including the Amended and Restated Articles of Incorporation dated April 8, 2009*****

Exhibit 10.12	Distribution Agreement with COKeM International****

Exhibit 10.13	Separation Agreement with Jeffrey S. Frichner*

Exhibit 14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers***

Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_ __________________

* Incorporated by reference from Form 8-K filed on June 13, 2007

** Incorporated by reference from Form 8-K filed on February 10, 2006

*** Incorporated by reference from Form 10-SB filed on February 23, 2004

**** Incorporated by reference from Form 10K-SB filed on July 16, 2007

***** Incorporated by reference from Form 14-C filed on April 8, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

Date: August 19, 2009

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

ACCOUNTING OFFICER AND

CHIEF EXECUTIVE OFFICER