Form 10-K/A
period 2009-03-31
LEFT BEHIND GAMES INC.
filed 2009-10-22
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009

OR

     .

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

                                                                                               (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes      . No  X .

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .  No  X .

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Indicate by check mark whether the registrant is a shell company. Yes      . No  X .

The aggregate market value of the Common Stock held by non-affiliates was approximately $27,486,701 based upon 560,953,078 shares at the closing price of the Common Stock of $0.049, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on June 30, 2009.

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2009 was 690,076,428.

Explanatory Note

This amendment to the Annual Report on Form 10-K for the year ended March 31, 2009 includes numerous reclassifications of the Company’s consolidated balance sheets, consolidated statement of operations, consolidated statements of stockholders and others. Total assets, total liabilities and total stockholders’ deficiency did not change. This amendment is required to be filed as a result of a miscommunication between the Company, its Edgar filer and auditor who did not originally consent to the filing of Form 10-K on July 15, 2009.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

On December 31, 2001, we signed a license agreement with Tyndale House Publishers for the exclusive world-wide rights to the Left Behind brand for the purpose of electronic games. According to Tyndale House Publishers, the Left Behind’s book series has sold more than sixty three (63) million copies and as a result, the ten initial books, followed by children’s books, comic books, music and three movies with the Left Behind brand name have generated hundreds of millions of dollars at retail. According to a Barna Research study, Left Behind has also become a recognized brand name by more than one-third (1/3) of Americans.

Left Behind Games Inc. became a public company on February 7, 2006. On that date, through a reverse merger, we acquired the public entity Bonanza Gold, Inc., a Washington corporation which had been in operation since 1961. As a result of the share exchange agreement, LFBG shareholders and management controlled the new public company. And as part of the transaction, we changed the name to Left Behind Games, Inc. and are currently doing business under the name “Inspired Media Entertainment.”

Due to the high impact of the brand name Left Behind Games, recognized within the marketplace, we have retained this name although other products have been added to our line. As time goes on and we continue to add new products, we anticipate changing our name to Inspired Media Entertainment.

Our Company became one of the first to develop, publish, and distribute games for the multi-billion dollar inspirational marketplace when in November of 2006, we released our first product, “LEFT BEHIND: Eternal Forces”, a PC real-time strategy game. We successfully gained entry into more than ten thousand (10,000) retail locations, including Target, Best Buy, Amazon.com, GameStop, EB Games, select Wal-Marts, Circuit City, Comp USA and numerous others.

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

Recent Developments

From January 7th to May 15th, 2009 we performed thirteen (13) direct-marketing tests through one of our primary marketplaces, the Christian churches themselves. Based upon the statistical results, we project that 11.2% of them will provide the Company with monies from an unsolicited mailing which includes 10 of our games. Based upon our own direct-marketing phone call campaigns, we have found that more than 10% of churches that will gladly accept our games in unsolicited packages and send us cash for the games. With more than 300,000 churches in the USA alone, this provides a vast marketplace although we do not yet know what level of cash a typical church might send to us ..

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

On June 24, 2009, we announced that Wal-Mart has approved a test market in an undisclosed number of stores for Left Behind PC Games, with a preliminary launch date of October 12, 2009. The test is expected to run through December 2009 .. We anticipate that the games should be available for sale in time for the Christmas shopping season.

On July 7, 2009, we signed a distribution agreement with Jack of All Games, the distribution subsidiary of Take-Two Interactive (Nasdaq: TTWO), to distribute our games, providing us with increased potential distribution of our products into stores including Wal-Mart, Best Buy, Target, EB Games, GameStop, Toys "R" Us, Blockbuster and other leading retailers.

So far in 2009, we have accomplished major goals which are expected to provide a firm financial foundation by the end of the year.

Principal Products or Services and Their Markets

All of the games are now branded under the names of LB Games and Inspired Media Entertainment. However, they fall into three categories due to the acquisition of the Charlie Church Mouse brand name and the Keys of the Kingdom rights. See www.inspiredmedia.com .. These games have received positive support from well respected Christian leaders, including the Billy Graham Center and Joel Osteen’s Church (Lakewood), one of the largest mega-churches in the U.S.

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

Our initial product was a PC game called “Left Behind: Eternal Forces” (“EF”). EF is a real time strategy game played by one (1) person or online by up to eight (8) players on PCs. The game was launched in November 2006, and we have made nine (9) free updates since the launch. It is loosely based on the Left Behind series, but is not specific to any one of the Left Behind novels. EF has sold more than 70,000 copies , which generated revenue to us of approximately $292,000 in the fiscal years ended March 31, 2007 and 2008 ..

Our newest game, “Left Behind: Tribulation Forces” was launched in November 2007. It is a sequel to EF and it takes the real-time genre to an entirely new level. Greater emphasis is placed upon the idea that spiritual weapons such as “prayer” and “worship” are more powerful to achieve the goals of the game than the user of “guns”. Tribulation Forces includes the original forty (40) missions of Eternal Forces, with five (5) new in-depth missions. A new American Militia faction and enhanced artificial intelligence system provides gamers a more challenging experience. Multiplayer features are enhanced and the world graphics have been substantially improved, along with new maps representing a larger portion of a post-apocalyptic New York City.

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

Keys of the Kingdom Game

We launched “Keys of the Kingdom” PC game in the summer of 2008. This game features brain-teasing dynamics and inspirational scriptures. We are obligated to pay the author a royalty of fifteen percent (15%) of gross profits pursuant to our royalty agreement with the developer for as long as we sell the game ..

Social Networking Site Abandoned.

We originally developed a social networking website named DreamWebSpace.com, but as part of our focus returning specifically to games, the company chose to abandon the project in April 2008.

Additional Products & Marketing

Although we started as a one product company, we have expanded our product line to include six (6) games with plans to eventually release one new game per quarter. We also are actively seeking to acquire new products, and potentially businesses, to further enhance our product offerings.

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

Pursue Growing Trends of Digital Content Creation and Distribution

As the interactive entertainment industry continues to evolve, new revenue streams are emerging from the growing trends of digital content creation and distribution. While still nascent, these revenue opportunities are expected to increase significantly in future years. We are currently focused on generating revenue from in-game advertising. Our current Left Behind branded games have hundreds of potential placements for in-game advertising, which can be updated weekly, either dynamically or via our automatic update-game feature. To date, Jeep, GameStop and Dell Computers have placed ads in our Left Behind branded games. These advertisers participated paid for ads within our game through our relationship with Double Fusion, an in-game advertising technology and service provider. Under our agreement with Double Fusion, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell once they have recouped their $100,000 advance to us from our 65% revenue share.

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

Sales growth in the game software industry is more than double the growth rate of the U.S. economy as a whole, according to a study of the U.S. Government Census and other economic data, as reported in an ESA report. Analysts predict that more money will be spent again this year on interactive software than at the box office. According to a recent CNBC News report, even though we are in a recession, computer game sales continue to increase. PricewaterhouseCoopers predicts that the sale of software games will reach $21.6 Billion by 2013. If Christian games capture just 1% of that market, that comes to $210 million annually. Currently, we estimate that between than $2-5 million is spent on Christian games annually.

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

The same survey illustrated that on average an adult male plays games 7.6 hours per week, with the average adult female closing the historical gender gap at 7.4 hours per week.

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

Marketing

We have used a variety of avenues for promoting and marketing the launch of our products in the past 3 years, including television, radio, print advertising, trade shows, as well as the Internet. We anticipate that the Internet will become a cost-effective method for developing brand awareness and promoting our products.

Interactive software publishers use various strategies to differentiate themselves and build competitive advantages within the industry such as platform focus, internal versus external development, third party distribution, international sales and game genre focus. We initially focused on the PC/Multi-player version of our Left Behind titles, since the Strategy segment is the largest market of sales for PC games.  Our other products reach a less significant base. However, our new distribution agreement with Jack of All Games gives our company the potential to market and ‘distribute’ to retailers throughout North America. We expect to continue to make games for the PC platform with the intent to create games for the Wii and Xbox after we achieve a sustainable level of profitability.

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

The license requires us to pay royalties based on the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems, and a smaller percentage of the gross receipts on other console game platform systems. According to the license agreement, we are required to guarantee a minimum royalty during the initial four-year term of the license, of which we have already paid a portion. This advance will be set off as a credit against all monies owed subsequently under the license. We were behind in our payments to the licensor. If these are not paid, in the event the licensor makes a demand, it could result in the termination of the license agreement. In such case, we shall continue to have the rights to sell all games in the marketplace along with all inventory already purchased. On September 28, 2008, the Company and licensor modified terms of the agreement to eliminate minimum royalty guarantees. Instead, within 30 days from the end of each month, the Company shall provide royalties to licensor based upon its agreement for the preceding month. Additionally, the license term of 3 years automatically renews to additional terms in perpetuity.

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

Need for substantial additional funds.

At March 31, 2009, we only had $7,778 cash on hand. Our assets decreased from $ 456,104 for the fiscal year ended March 31, 2008 to $305,521 for the fiscal year ended March 31, 2009, a decrease of 33%. At March 31, 2009, we had no Accounts Receivable and we had $2, 525,212 in Accounts Payable. We currently need additional funds to finance our operations and the development of our product line within the next twelve months. Our cash requirements may vary or increase materially from those now planned because of unexpected costs or delays in connection with creation of video games, changes in the direction of our business strategy, competition, and other factors. Adequate funds for these purposes may not be available when needed or on acceptable terms.

A prolonged recession could materially adversely affect our operation.

We are currently experiencing the worst world recession since the Great Depression and the Country’s unemployment rate is increasing. Our Net Revenues decreased from $2 51,405 for the fiscal year ended March 31, 2008 to $196,316 for the fiscal year ended March 31, 2009, a decrease of 21.9% percent. Sales of video games such as ours, are considered to be “discretionary” items and in periods of economic slowdown and increased unemployment traditionally slow down. Period economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for video games, or the public perception that any of these events may occur, could result in a general decline economic activities, which would adversely affect our financial position, results of operations, and cash flow.

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

ITEM 2. DESCRIPTION OF PROPERTY

We operate in a 2,500 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2009. Its cost is $1,8 7 5 per month. We now operate on a month to month basis under the sublease.

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

On September 26, 2008, we entered into a settlement agreement with Leonard Linsker in the amount of $75,000 or 10 million shares, whichever is less. Mr. Linsker has successfully sold his settlement shares. As a result, all liabilities with Mr. Linsker have been resolved.

On April 3, 2009, Beta Winchester LLP was granted a judgment for $40,137.60. However, we believe that their attorney neglected to inform the judge that they are holding $45,000 of our funds as a deposit. Accordingly, we do not believe this issue to be material and sought a remedy in court. Company’s counsel and Beta Winchester’s counsel have come to terms to resolve this dispute and this judgment has subsequently been dismissed.

On July 25, 2009, Xerox Corporation filed suit against the Company for $67,000, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. The Company has disputed Xerox’s refusal to service the systems under the terms of the lease. Company’s counsel and counsel representing Xerox have come to terms to resolve this dispute, but are currently negotiating the length of term of an installment agreement to pay the balance.

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

Holders

As of August 19, 2009, there were approximately two thousand two hundred (2,200) holders of record of our common and preferred stock.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain any future earnings to finance our operations.

Common Stock

We are authorized to issue 1,200,000 shares of $0.001 par value common stock of which 690,076,428 shares are currently outstanding as of June 30, 2009. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

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

Anti-Dilutive Common Stock Rights

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

Preferred Stock

We are authorized to issue 60,000,000 shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares and 11,080,932 preferred B shares are issued and outstanding as of June 30, 2009 respectively. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares enjoy one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period. Subsequently, each series B preferred share has voting power equal to one vote of common stock.

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

(b) Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2009, we received $84,137 in net proceeds from the sale of 102,549,333 shares of common stock and 3,884,467 shares of preferred B stock.

During the fiscal year ended March 31, 2009, we also issued to independent third parties 48,700,281 shares of common stock for consulting services rendered, valued at $299,788 (based on the closing price on the respective grant date). We also issued 2,025,000 shares of common stock, valued at $54,650 (based on the closing price on the respective grant date), to certain employees and directors as additional compensation. We also issued 900,000 shares for interest, valued at $7,120 (based on the closing price on the respective grant date), issued 26,441,850 shares valued at $141,751 (based on the closing price on the respective grant date) to convert accounts payable to equity and issued 25,909,438 shares of common stock for debt conversions.

During the fiscal year ended March 31, 2008, we issued 4,381,250 warrants to purchase shares of common stock all with an exercise price of $0.05. We have estimated the value of these warrants to be $140,200.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $424,669 for the fiscal year ended March 31, 2009, compared to $1,175,317 for the fiscal year ended March 31, 2008, a decrease of $750,648 or 63%.

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

The other significant factors contributing to the decrease in selling, general and administrative expenses were reductions in our advertising and public relations expenditures, employee salaries, communications expenses, insurance expense, travel and entertainment expense, office expense, and professional fees. Please see the above table for the specific reductions in each of these expense categories. These expense reductions were generally the result of our reduction in staffing levels as part of our overall downsizing of our operations to conserve cash.

Product Development Expenses

Product development expenses were $52,557 for the fiscal year ended March 31, 2009 compared to $309,914 for the fiscal year ended March 31, 2008, a decrease of $257,357 or 83%. This decrease was due to reductions in our internal development staff.

Other Income and Expenses

We recorded other income and expenses of ($166,621) in the fiscal year ended March 31, 2009. This other income was composed of $250,000 from a gain on the modification of our license of the Left Behind brand and a $468,838 gain that arose from the cancellation of our initial distribution agreement subsequent to a fire at the distributor’s warehouse.   We recorded other expenses of $67,394 and $32,524 in the fiscal years ended March 31, 2009 and 2008, respectively. These other losses primarily related to losses that arose from writing off certain fixed assets and intangible assets as well as the impact of the abandonment of leasehold improvements that arose in connection with our corporate downsizing. We recorded interest expense of $818,065 and $637,566 in the fiscal years ended March 31, 2009 and 2008, respectively. Our interest expense included amortization of debt discount and debt issuance costs of $614,415 and 451,182 in the fiscal years ended March 31, 2009 and 2008, respectively.

Net Loss

As a result of the above factors, we reported a net loss of $1,961,627 for the fiscal year ended March 31, 2009, compared to a net loss of $6,227,296 for the fiscal year ended March 31, 2008, resulting in a reduced loss of $4,265,669. In addition, our accumulated deficit at March 31, 2009 totaled $44,001,636 .. These increases are attributable primarily to the factors discussed above.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009 we had $7,778 of cash compared to $2,695 of cash at March 31, 2008, an increase of $5,083. At March 31, 2009, we had a working capital deficit of $3,643,117 compared to a working capital deficit of $3,039,745 at March 31, 2008.

Operating Activities

For the fiscal years ended March 31, 2009 and 2008, net cash used in operating activities was $569,137 and $2,487,488, respectively. The $1,918,350 decrease in cash used in our operating activities was primarily due to the decrease in our general and administrative expenses and research and development expenses as we reduced our expenditures over the fiscal year ended March 31, 2009 to conserve cash. The net losses for the fiscal years ended March 31, 2009 and 2008 were $1,961,627 and $6,227,296, respectively, a decrease of $4,265,669.

Investing Activities

For the fiscal years ended March 31, 2009 and 2008, net cash used in investing activities was $0 and $19,124, respectively. The decrease was attributable to curtailed purchases of property and equipment and payments for trademarks and royalties to conserve cash.

Financing Activities

For the fiscal years ended March 31, 2009 and 2008, net cash provided by financing activities was $574,220 and $2,494,341, respectively. The primary elements of cash provided by financing activities in both fiscal years were issuances of notes payable and the sale of common stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $3,643,117, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2009. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the years ended March 31, 2009 and 2008, we had no such types of arrangements.

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

During the years ended March 31, 2009, 2008, 2007, 2006 and 2005 and through June 30, 2009 there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

CHANGES IN CONTROLS AND PROCEDURES

There were no changes made in our internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Troy A. Lyndon, Chief Executive Officer and Chairman, is our Chairman and CEO. Mr. Lyndon’s background includes more than 20 years in the development and publishing of video games. Following are a few excerpts taken from a write-up about him in Wikipedia as well as from his biography which can be seen at www.troylyndon.com.

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

After more than 20 years of success, in 1998 Lyndon left the video games industry to serve on the Jesus Film Project, the largest missionary organization of Campus Crusade for Christ. While there Lyndon started Jesus Technologies where he worked on numerous projects for Campus Crusade and other ministries, including completion of improvements to the Jesus Film DVD Internet Game, as well as a new version of the Missions Atlas Project, The Jesus Film CD-ROM in Arabic, the Jesus: Fact or Fiction DVD, the Jesus Film Kiosk, the Outreach CD Project, an InTouch Ministries CD-ROM and the Evangelism Toolbox CD-ROM for Campus Crusade for Christ, in association with the Billy Graham Center .. In 2003, Lyndon left Campus Crusade to fulfill his vision of developing video games "with a purpose."

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

Michael Knox, Director, from 1989 to 1994, was the Chief Executive Officer of Park Place Productions. He was a partner in that company with Troy Lyndon who is now the CEO of Left Behind Games. Park Place Productions developed more than 50 computer and video game projects and became North America’s largest independent developer of video games. Michael Knox is also a recipient of the Entrepreneur of the Year award from Inc. Magazine, Merrill Lynch and Ernst & Young.

From 1995 to 2001, Knox presided as President of OmniNetMedia.com. During that time, he was also Executive Producer for Narrow Broadcastings, Inc. and Vice President of Business Development for IRI Entertainment.

Michael Knox is now Vice President of V2P Communications, one of the world’s leading Internet audio marketing firms. His active involvement in technology and management combined with success in the past make him a real asset as a Director on our Board.

Richard Knox, Sr., Director, is a seasoned businessman, former nuclear physicist and a successful software developer. He is also the Pastor, founder and President of Ohana Haven Ministries in the State of Hawaii.

Richard Knox earned his B.S. in Engineering Physics at the University of Illinois. While attending the Graduate School of Engineering Sciences at the University of California, he worked for the Lawrence Livermore Laboratory. He served as a Containment Scientist for nuclear underground tests and did work on numerous government programs during the 16 years he was at the Laboratory. During that time, he supervised up to 500 engineers and was also responsible for the approval of all equipment fielded for nuclear-device emplacement at the Nevada Test Site.

After leaving the Laboratory, Knox started his own software development and publishing business. His company created consumer CAD software which sold 80,000 copies.

In the 90’s, he joined his son and Left Behind Games CEO, Troy Lyndon, to develop games at North America’s largest independent developer of video games, Park Place Productions. In his position there, he was in charge of 80 personnel, the oversight of all game production, as well as management of communications and negotiations with clients.

Since that time, Richard Knox has relocated to Oahu, Hawaii to pursue personal interests, including the oversight of a ministry. Most recently, he became Pastor of his own congregation. He and his wife, Vicki, have celebrated 50 years of marriage. They have four children and ten grandchildren.

Significant Employees

Troy Lyndon, our chief executive officer.

Family Relationships

Our two outside directors have a father-son relationship

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. On February 12, 2009, Richard J. Knox, Sr. was appointed to the Company’s Board of Directors. However, Mr. Knox filed his Initial Statement of Beneficial Ownership on Form 3 on October 1, 2009. From the period commencing on the date of Mr. Knox’s appointment to the Board of Directors until March 31, 2009, Mr. Knox did not receive, buy or sell any securities of the Company. On December 3, 2007, Michael Knox was appointed to the Board of Directors, On September 13, 2009, Michael Knox gifted 1,000,000 shares of Company’s common stock to Richard J. Knox, Jr., a current board member, which constituted 100% of the securities of the Company beneficially held by Mr. Michael Knox. Mr. Michael Knox deceased on September 15, 2009. No reports of beneficial ownership were filed by Michael Knox. Other than the foregoing, based on information supplied to us and filings made with the SEC, we believe that, during the fiscal year ended March 31, 2009, Section 16(a) filing requirements applicable to its directors, officers, and greater than ten percent (10%) beneficial owners were complied with.

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

Financial Expert

The Board has not designated a member of the Board  as a “financial expert” as defined in the 2002 Sarbanes Oxley Act. As our Company and Board grow, we intend to establish an independent audit committee and designate a member of our audit committee to be a “financial expert.”

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

Base Salary

Our Chief Executive Officer

We hired Troy A. Lyndon as our CEO in 2002. Mr. Lyndon’s employment agreement with us provides for an annual base salary of $198,000. In the future, based upon revenue benchmarks, this amount can increase commensurate with our increased revenues, to a maximum salary of $300,000 per year. The terms of Mr. Lyndon's employment agreement include certain incentive bonuses. Under the agreement, Mr. Lyndon may achieve increases in his annual salary and varying levels of bonuses once we achieve certain revenue benchmarks. On July 16, 2008, the Board of Directors approved a salary increase for Mr. Lyndon. Since that time, Mr. Lyndon has chosen to defer the payment of such increase until a later day. Furthermore, although not brought to a vote of the Board, both Lyndon and the Board anticipate it will issue Lyndon shares of common stock equal to 10% of the Company’s outstanding shares in the event his leadership brings the company to operational profitability by March 31, 2012.

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

Name and Address of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned (1)	Percentage of Class (3)(4)

Troy A. Lyndon CEO & Chairman of the Board 25060 Hancock, Suite 103 Box 110 Murrieta, California 92562	Common Stock	13,678,350	2.1%

Michael Knox Director of the Board 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock	1,000,000	0.2%

Demos Pappasavvas (2) 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	107,156,860 2,310,466	16.1% 20.8%

Peter Quigley 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	74,930,000 3,350,000	11.3% 30.2%

Martin MacDonald 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	34,215,000 1,613,750	5.1% 14.5%

All Officers & Directors As a Group (2 Persons)	Common Stock	14,678,350	2.2%

______________________

(1)	Calculates outstanding securities plus securities that may be acquired within the next 60 days.
(2)	Includes 101,856,860 shares underlying convertible notes payable
(3)	Based on 690,076,428 shares of common stock issued and outstanding on June 30, 2009.
(4)	Based on 11,080,929 shares of Series B Preferred Stock issued and outstanding on June 30, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended March 31, 2009 and 2008, our current independent auditor, J. Crane CPA, P.C. billed us $45,200. For the fiscal years ended March 31, 2009 and March 31, 2008, Haskell & White, our former independent auditor, billed us $97,108 and $12,500, respectively, for audit services. Also in the fiscal years ended March 31, 2009 and March 31, 2008 , KMJ Corbin another former independent auditor, billed us $950 and $142,295, respectively, for audit services.

Audit Fees. The aggregate fees billed for the years ended March 31, 2009 and 2008 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended March 31, 2009 and 2008 for the audit or review of our financial statements that are not reported under Audit Fees.

All Other Fees

The aggregate fees billed above for the years ended March 31, 2009 and 2008 included services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents.

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

ITEM 15A. FINANCIAL STATEMENTS.

LEFT BEHIND GAMES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Left Behind Games Inc.

We have audited the accompanying consolidated balance sheets of Left Behind Games Inc. (the “Company’) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency , and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through March 31, 2009, and has an accumulated deficit at March 31, 2009 of $44,001,636 .. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ J. Crane CPA, P.C.

Cambridge, MA

June 16, 2009

LEFT BEHIND GAMES INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND 2008

	March 31,	March 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$7,778	$2,695
Accounts receivable, net of allowances of $0 and $64,292 as of March 31, 2009 and 2008, respectively	--	104,348
Inventories, net of reserves of $0 and $306,060 as of March 31, 2009 and 2008, respectively	180,997	69,196
Debt issuance costs	--	14,872
Prepaid royalties	9,179	17,225
Other prepaid expenses and current assets	3,636	9,577
Total current assets	201,590	217,913
Property and equipment, net	98,004	216,872
Intangible assets, net	-	18,375
Other assets	5,927	2,944
Total assets	$305,521	456,104

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,525,212	$2,231,676
Payroll taxes payable	303,318	144,959
Royalty payable	--	250,000
Advances from related parties	--	56,023
Notes payable, net of discount	703,689	575,000
Notes payable in default	312,488	-
Total current liabilities	3,844,707	3,257,658

Convertible zero coupon notes, net of discount	--	8,641
Deferred rent	--	1,427
Total liabilities	3,844,707	3,267,726

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, 60,000,000 shares authorized;
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500 as of March 31, 2009 and 2008, respectively	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized; 11,080,929 and zero shares issued and outstanding as of March 31, 2009 and 2008, respectively	11,081	--
Common stock, $0.001 par value; 400,000,000 shares authorized; 344,358,992 and 138,433,090 shares issued and outstanding as of March 31, 2009 and 2008, respectively	344,359	138,374
Deferred stock-based compensation	(100,025)	-
Additional paid-in-capital	40,203,449	39,086,427
Accumulated deficit	(44,001,636)	(42,040,009)
Total stockholders' deficiency	(3,539,186)	(2,811,622)
Total liabilities and stockholders’ deficiency	$305,521	$456,104

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2009 and March 31, 2008

	For the Year Ended March 31,
	2009	2008

Net revenues	$196,316	$251,405

Costs and expenses:
Cost of sales - product costs	60,534	446,704
Cost of sales - intellectual property licenses	13,426	7,775
Professional fees	718,417	1,409,503
Selling, general and administrative	424,669	1,175,317
Wages and salaries	721,719	2,455,398
Product development	52,557	309,914

Total costs and expenses	1,991,322	5,804,611

Operating loss	(1,795,006)	(5,553,206)

Other income (expense):
Gain from extraordinary event	468,838	-
Debt forgiveness	250,000	-
Other expense	(67,394)	(32,524)
Interest expense	(818,065)	(637,566)
Total other income (expense)	(166,621)	(670,090)

Loss before provision for income taxes	1,961,627	6,223,296

Provision for income taxes	--	(4,000)

Net loss	$(1,961,627)	$(6,227,296)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.01)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	189,709,222	76,681,517

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2009 and March 31, 2008

	Preferred Series B		Preferred Series A		Common Stock		Paid-in Capital	Stockholder Receivable & Deferred Stock Comp.	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2007	-	$ -	3,586,245	$ 3,586	35,904,898	$36,842	$34,487,429	$ --	$(35,812,713)	$(1,284,856)

Issuance of common stock for cash	-	-	-	-	50,556,334	49,560	2,019,275	-	-	2,068,835
Issuance of common stock pursuant to bridge loan	-	-	-	-	325,000	325	76,425	-	-	76,750
Issuance of common stock to employees	-	-	-	-	33,795,000	33,795	1,091,291	-	-	1,125,086
Conversion of debt to equity	-	-	-	-	880,000	880	109,120	-	-	110,000
Issuance of common stock to consultants	-	-	-	-	8,337,230	8,337	898,159	-	-	906,496
Shares issued as interest			-	-	930,000	930	60,940	-	-	61,870
Interest expense related to beneficial conversion feature on bridge loan conversions	-	-	-	-	-	-	83,600	-	-	83,600
Issuance of common stock in payment of accounts payable	-	-	-		7,704,628	7,705	119,988	-	-	127,693
Discount on notes payable for warrants issued	-	-	-	-	-	-	140,200	-	-	140,200
Net loss	-		-	-	-	-	-	-	(6,227,296)	(6,227,296)
Balance, March 31, 2008	-	$ -	3,586,245	$ 3,586	138,433,090	$138,374	$39,086,427	$ --	$(42,040,009)	$(2,811,622)
Issuance of preferred series B and common stock for cash	3,884,487	3,885	-	-	102,549,333	102,550	(22,298)	-	-	84,137
Issuance of preferred series B in conjunction with issuance of notes payable	7,296,442	7,296	-	-	-	-	84,115	-	-	91,411
Conversions of series B preferred stock to common stock	(100,000)	(100)	-	-	100,000	100	-	-	-	-
Issuance of common stock to employees	-	-	-	-	2,025,000	2,025	52,625	-	-	54,650
Conversion of debt to equity	-	-	-	-	25,209,438	25,265	25,294	-	-	50,559
Issuance of common stock to consultants	-	-	-	-	48,700,281	48,703	251,085	-	-	299,788
Shares issued as interest	-	-	-	-	900,000	900	6,220	-	-	7,120
Beneficial conversion feature related to convertible notes payable	-	-	-	-	-	-	604,672	-	-	604,672
Issuance of common stock in payment of accounts payable	-	-	-	-	26,441,850	26,442	115,309	-	-	141,751
Deferred stock-based compensation	-	-	-	-	-	-	-	(100,025)	-	(100,025)
Net loss	-	-	-	-	-	-	-	-	(1,961,627)	(1,961,627)
Balance, March 31, 2009	11,080,929	$ 1,081	3,586,245	$ 3,586	344,358,992	$344,359	$40,203,449	$ (100,025)	$(44,001,636)	$(3,539,186)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2009 and March 31, 2008

	For the Year Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,961,627)	$(6,227,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,199	160,630
Loss on disposal of assets	77,044	35,001
Accretion of debt discount and amortization of debt issuance costs	614,418	451,182
Interest paid in common stock	7,120	61,870
Beneficial conversion feature on partial conversion of bridge loan	-	83,600
Provision for inventory reserve	-	306,060
Gain on debt forgiveness	(250,000)	-
Estimated fair value of common stock issued to consultants for services	299,788	906,496
Estimated fair value of common stock issued to employees and directors for services	54,650	1,125,088

Changes in operating assets and liabilities:
Accounts receivable	104,348	758,273
Inventories	(111,801)	19,349
Prepaid expenses and other current assets	4,003	(17,084)
Other assets and prepaid royalties	5,063	78,698
Accounts payable and accrued expenses	569,593	330,321
Deferred income	117	(555,845)
Deferred compensation	(40,625)	-
Deferred rent	(1,427)	(3,830)
Net cash used in operating activities	(569,137)	(2,487,487)

Cash flows from investing activities:
Payments for trademarks and prepaid royalties	-	(19,124)
Net cash used in investing activities	-	(19,124)

Cash flows from financing activities:
Debt issuance costs	-	(16,900)
(Repayments) on borrowings from related party, net	(56,023)	(16,977)
Borrowings under notes payable	574,300	676,093
Principal payments under notes payable	(28,194)	(216,710)
Payments received under notes receivable for stock	-	10,000
Proceeds from issuance of common stock, net of issuance costs	84,137	2,058,835
Net cash provided by financing activities	574,220	2,494,341
Net increase (decrease) in cash	5,083	(12,270)
Cash at beginning of period	2,695	14,965
Cash at end of period	$7,778	$2,695

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended March 31, 2009 and March 31, 2008

	For the Year Ended March 31,
	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$-	-

Income taxes	$-	800

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock as debt issuance costs	$-	76,750

Issuance of common stock as deferred compensation	$100,025	-

Conversion of accrued expenses into common stock	$36,218	-

Conversion of notes payable into common stock	$50,558	110,000

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

In January 2006, Left Behind Games Inc. (collectively, “we”, “our,” the “Company” or “LBG”) entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired LBG through the purchase of our outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, we effected a 2.988538 for 5 reverse stock split of LBG’s common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza effected a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

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

Effective July 2005, we adopted FIN 46(R), Consolidation of Variable Interest Entities, which resulted in the consolidation of LB Games Ukraine. LB Games Ukraine was established to provide software development and consulting services and is currently providing these services only to us. LB Games Ukraine is 85% owned by the Company’s Chief Executive Officer. Pursuant to the LB Games Ukraine operating agreement, our Chief Executive Officer is required to fund operations as needed in relation to his ownership interest in LB Games Ukraine. During the years ended March 31, 2009 and 2008 , we contributed approximately $ 470,000 to LB Games Ukraine on behalf of our Chief Executive Officer to provide working capital to LB Games Ukraine. This transaction was eliminated in consolidation.

As LB Games Ukraine provided software development services only to us and due to our history of providing on-going financial support to this entity, through consolidation we absorbed all net losses of this variable interest entity in excess of the equity. LB Games Ukraine’s sole asset was cash which had an approximate balance of $0 at March 31, 2009. During the years ended March 31, 2009 and 2008, we paid approximately $11,000 and $171,000 respectively, for software development services provided by LB Games Ukraine, all of which has been eliminated in consolidation. During the fiscal year ending March 31, 2009, we recorded an additional accrual of approximately $26,000 and have begun the process of dissolving LB Games Ukraine.

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

Risks and Uncertainties

We maintain our cash accounts with various financial institutions. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2009 and 2008, we did not have balances in excess of the FDIC insurance limit.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates include recoverability of prepaid royalties and long-lived assets, the realizability of accounts receivable, inventories and deferred tax assets.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Trademarks

The cost of trademarks includes funds expended for trademark applications that are in various stages of the filing approval process. The trademark costs are being amortized on a straight-line basis over their estimated useful lives. During the year ended March 31, 2009, the Company recorded $1,624 of amortization expense related to its capitalized trademark costs. As of March 31, 2009, the Company has written off its capitalized trademark costs as it was uncertain whether those costs would be recouped.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxe s (“FIN 48”), on April 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company adopted FIN 48 effective January 1, 2007. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to beginning retained earnings related to the adoption of FIN 48. The Company was not required to record a cumulative effect as a result of adopting FIN 48. The Company's policy for recording interest and penalties associated with income tax audits is to record such items as a component of income taxes.

Stock-Based Compensation

Effective April 1, 2006, the first day of our fiscal year 2007, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

We calculate stock-based compensation by estimating the fair value of each stock award using the Binomial Lattice option pricing model. Our determination of the fair value of stock awards is made as of the respective dates of grant using the option pricing model and that determination is affected by our stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Binomial Lattice option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the stock award.

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the periods presented as the effect of warrants and convertible deferred salaries on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. If such amounts were included in diluted loss per share, they would have resulted in weighted average common shares of 192,423,085 and 1,688,058 for the years ended March 31, 2009 and 2008, respectively.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ deficiency. We determined that the translation gain or loss did not have a material impact on our stockholders’ deficiency as of March 31, 2009 and 2008. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

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

For sales to our Christian bookstore customers and all other customers that cannot provide us with sell-through information and for which we may accept product returns from time to time, revenues are recognized only upon collection of funds from the customers.

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

Shipping and Handling. In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

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

Customer Concentrations

During the year ended March 31, 2009 , one customer accounted for 44% of net sales. In the year ended March 31, 2008, that same customer represented 15% of net sales and another customer accounted for 33% of net sales, respectively.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements in order for the 2008 financials to be comparable to the 2009 financial statements.

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

We did not make any changes to our valuation techniques compared to the prior fiscal year.

Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets, Liabilities and Equity	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets, Liabilities and Equity	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Recent Accounting Pronouncements, Continued

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets” . This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

Recent Accounting Pronouncements, Continued

In June 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's own Stock" ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders' equity in the statement of financial position would not be consider a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We have outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provision that may result in an adjustment to the exercise price of the warrants. Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to our stock. The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results. Additionally, the Company has an agreement with Charter Financial Holdings LLC that contains anti-dilution protection. A fair value determination, as of April 1, 2009, and all changes in fair value will be reported in the income statements for each reporting period going forward. We have not completed our analysis of these instruments nor determined the effects of pending adoption, if any, on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated the impact the adoption of SFAS 165 will have on its financial statements and does not believe the adoption of SFAS 165 has had or will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $1,961,627 and $6,227,296 during the years ended March 31, 2009 and 2008, respectively, and had an accumulated deficit of $44,001,636 at March 31, 2009. In addition, we used cash in our operations of $569,137 and $2,487,487 during the years ended March 31, 2009 and 2008, respectively. Additionally, as of March 31, 2009, we were in default on certain notes payable. However, from April 1, 2009 to June 30, 2009, the majority of our notes were converted to stock.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

NOTE 5 - INVENTORIES

Inventories consisted of the following at March 31, 2009 and 2008:

	2009	2008
Raw Materials	$101,812	$287,564
Finished Goods	79,185	87,692
	180,997	375,256
Less Reserve	(-)	(306,060)
Total Inventories	$180,997	$69,196

We established an inventory reserves of $0 and $306,060 in the fiscal years ended March 31, 2009 and 2008 to cover product obsolesce.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2009 and 2008:

	2009	2008
Office furniture and equipment	$4,322	$66,985
Leasehold improvements	-	106,010
Computer equipment	137,384	200,756
	141,706	373,751

Less accumulated depreciation	(43,702)	(156,879)

	$98,004	$216,872

Depreciation expense for the years ended March 31, 2009 and 2008 was $58,575 and $116,440, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2009 and 2008:

	2009	2008
License	$-	$5,850
Trademarks	-	65,331
	-	71,181

Less accumulated amortization	(-)	(52,806)

	$-	$18,375

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

The Company has an ongoing agreement with Lenox Hill Partners, a New York based consulting firm. From December 3, 2007 to January 12, 2009, it’s President, Leslie Bocskor, was a Board Member and insider of the Company. Lenox Hill Partners was compensated $250,000 during it’s first year when Mr. Bocskor was a Board member.

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following for the years ended March 31:

	2009	2008
Current:
Federal	$-	$-
State	-	4,000
	-	4,000

Deferred:
Federal	1,864,000	1,178,000
State	305,000	250,000
	2,164,000	1,428,000
Less change in valuation allowance	(2,164,000)	(1,428,000)
	-	-
	$-	$4,000

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$5,706,000	$5,020,000
Payroll related	78,000	78,000
Allowance for doubtful accounts	-	26,000
Deferred rent	-	1,000
Depreciable and amortizable assets		4,000
Inventory reserves		118,000
Unearned revenue		40,000
	5,784,000	5,287,000
Less valuation allowance	(5,784,000)	(5,287,000)

Net deferred tax assets	$--	$--

The provision for income taxes for both fiscal 2009 and 2008 was $ 0 and $4,000, respectively , and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	2009	2008
Computed tax benefit at federal statutory rate	$(686,000)	$(2,116,000)
State income tax benefit, net of federal effect	(50,000)	1,000
Increase in valuation allowance	736,000	1,428,000
Non-deductible stock compensation	-	691,000
Other	-	--
	$-	$4,000

As of March 31, 2009, we had net operating loss carryforwards of approximately $5,706,000 available to offset future taxable Federal and state income. The Federal and state net operating loss carryforwards expire at various dates through 2026 and 2016, respectively.

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

During the fiscal year ended March 31, 2009, we also issued to independent third parties 48,700,281 shares of common stock for services provided, valued at $299,788. We also issued 2,025,000 shares of common stock, valued at $54,650 to certain employees and directors as additional compensation. We also issued 900,000 shares for interest, valued at $7,120 issued 26,441,850 shares valued at $141,751 to convert accounts payable to equity and issued 25,209,438 shares of common stock related to debt conversions.

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

During the fiscal year ended March 31, 2008, we received $2,068,835 in net proceeds from the sale of 50,556,334 shares of common stock.

During the fiscal year ended March 31, 2008, we also issued to independent third parties 8,337,230 shares of common stock for services provided, valued at $906,496. We also issued 33,795,000 shares of common stock, valued at $1,125,088, to certain employees and directors as additional compensation.  We also issued 930,000 shares for interest, valued at $61,870, issued 7,704,628 shares valued at $127,693 to convert accounts payable to equity and issued 880,000 shares of common stock for debt conversions.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

NOTE 10 - STOCKHOLDERS’ EQUITY - CONTINUED

Preferred Stock

We are authorized to issue sixty million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares and 11,080,929 preferred B shares are issued and outstanding as of March 31, 2009 respectively. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares enjoy one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period. Subsequently, each series B preferred share has voting power equal to one vote of common stock.

The holders of series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2009 and March 31, 2008 , respectively ..

NOTE 11 - STOCK WARRANTS

From time to time, we issue warrants pursuant to equity financing arrangements.

The fair value of each warrant granted during the years ended March 31, 2009 and 2008 to consultants and other service providers is estimated using the Binomial Lattice option-pricing model on the date of grant.

The following table represents a summary of the warrants outstanding at March 31, 2009 and 2008 and changes during the years then ended:

	2009		2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	4,555,988	$0.13	174,738	$2.23
Issued	562,500	0.05	4,381,250	0.05
Expired/forfeited	--	--	--	--
Exercised	--	--	--	--

Outstanding and exercisable, end of year	5,118,488	$0.12	4,555,988	$0.13

Weighted average fair value of warrants issued		$0.05		$0.05

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

Antidilution Rights for Common Stock

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

Employment Agreements

We have entered into employment agreements with of our chief executive officer. This contract provides for minimum annual salaries and is renewable annually. In the event of termination of this employment agreement by LBG without cause, we would be required to pay continuing salary payments for specified periods in accordance with the employment contract. Although not brought to a vote of the Board, both Lyndon and the Board anticipate it will issue Lyndon shares of common stock equal to 10% of the Company’s outstanding shares in the event his leadership brings the company to operational profitability by March 31, 2012.

Leases

We operate in a 2,500 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2009. Its cost is $1,875 per month. We now operate on a month to month basis under the sublease.

Previously, our corporate offices consisted of a 3,500 square foot facility on 29995 Technology Drive in Murrieta, California under a lease agreement through May 2010. Its cost is $7,545 per month, with annual increases of four percent (4%). We abandoned that facility in March 2008 and recorded a contingency accrual of approximately $180,000 relating to the lease abandonment. We are seeking a resolution with the landlord.

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

Charlie Church Mouse License

 In July 2007, we obtained an exclusive license to sell three (3) PC games featuring Charlie Church Mouse (“CCM”) to the CBA market from the publisher of the CCM games. The CCM games are educational software programs utilizing Bible stories designed for pre-school, kindergarten and early elementary age children. Under the license, we pay the author a royalty of twenty percent of gross margin collected from our customers.

Keys of the Kingdom Game .. On May 20, 2008, we acquired the publishing and distribution rights to the PC game, Keys of the Kingdom. This new game features brain-teasing dynamics and inspirational scriptures. We agreed to pay the author a royalty of fifteen percent of gross margin collected from our customers.

Litigation

We are subject to litigation from time to time in the ordinary course of our business. More than a year ago, we received a letter from our former President, and current director, Jeffrey Frichner, demanding payment of $37,500 pursuant to our Separation Agreement with him that is allegedly owed to him by us.

On September 26, 2008, we entered into a settlement agreement with Leonard Linsker in the amount of $75,000 or 10 million shares, whichever is less. We believe that our liability with Mr. Linsker has been resolved.

On April 3, 2009, Beta Winchester LLP was granted a judgment for $40,137.60. However, we believe that their attorney neglected to inform the judge that they are holding $45,000 of corporate funds as a deposit. Accordingly, we do not believe this issue to be material and have sought a remedy in court. Company’s counsel and Beta Winchester’s counsel have come to terms to resolve this dispute and this judgment has subsequently been dismissed.

On June 25, 2009, Xerox Corporation filed suit against the Company for $67,000, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. The Company has disputed Xerox’s refusal to service the systems under the terms of the lease. Company’s counsel and counsel representing Xerox have come to terms to resolve this dispute, but are currently negotiating the length of term of an installment agreement to pay the balanc.

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

Notes payable consist of the following at March 31, 2009:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$247,187	$(156,150)	$91,037
Meyers bridge notes (in default)	150,000	-	150,000
Individual loans (in default)	162,488	-	162,488
1 year convertible notes	700,325	(101,666)	598,659
3 year convertible notes	92,675	(78,682)	13,993
Total notes payable	$1,352,675	$(336,498)	$1,016,177

At March 31, 2009, the Meyers bridge notes and the individual loans were in default.

Notes payable consist of the following at March 31, 2008:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$219,062	$(210,421)	$8,641
Meyers bridge notes	315,000		315,000
Individual loans	260,000		260,000
Financing of insurance premiums	29,240		29,240
Total notes payable	$823,302	$(210,421)	$612,881

Future minimum principal payments required under our notes payable are as follows:

Year Ending March 31,	Principal Amount	Less Discount	Notes Payable, Net
2010	1,012,813	(101,666)	911,147
2011	311,737	(216,082)	95,655
2012	28,125	(18,750)	9,375
	1,352,675	(336,498)	1,016,177

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

NOTE 14 - DEFERRED REVENUES

 In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the fiscal year ended March 31, 2007. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. As the term of the Double Fusion Agreement expired on December 31, 2008, we are no longer classifying this balance as deferred revenue and will classify it as $100,000 in other liabilities as of March 31, 2009 and 2008 ..

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

In April, May and June, 2009, we issued 1,915,876 shares to consultants for services to be rendered during the June 30, 2009 quarter.

On April 3, 2009, Beta Winchester LLP was granted a judgment for $40,137.60. However, we believe that their attorney neglected to inform the judge that they are holding $45,000 of corporate funds as a deposit. Accordingly, we do not believe this issue to be material and have sought a remedy in court. Company’s counsel and Beta Winchester’s counsel have come to terms to resolve this dispute and this judgment has subsequently been dismissed.

In April 2009, we submitted a preliminary and final information statement authorizing an increase in the number of our authorized common shares from 400 million shares to 1.2 billion shares.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

On July 25, 2009, Xerox Corporation filed suit against the Company for $67,000, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. The Company has disputed Xerox’s refusal to service the systems under the terms of the lease. Company’s counsel and counsel representing Xerox have come to terms to resolve this dispute, but are currently negotiating the length of term of an installment agreement to pay the balance.

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

In July 2009, we paid down our payroll tax obligations by approximately $117,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES INC.
(Registrant)

October 22, 2009	By:	/s/ Troy A. Lyndon Troy A. Lyndon Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

October 22, 2009	/s/ TROY A. LYNDON (Troy A. Lyndon)	Chief Executive Officer and Chairman (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

October 22, 2009	/s/ MICHAEL KNOX (Michael Knox)	Director

October 22, 2009	/s/ RICHARD KNOX, SR. (Richard Knox, Sr.)	Director