Form 10-Q
period 2009-09-30
LEFT BEHIND GAMES INC.
filed 2009-11-18
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____to_____

COMMISSION FILE NUMBER 000-50603

LEFT BEHIND GAMES INC.

----------------------

(Exact name of registrant as specified in its charter)

WASHINGTON	91-0745418
-------------------------------	----------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25060 HANCOCK AVENUE, SUITE 103 BOX 110, MURRIETA, CA 92562

---------------------------------------------------- -----

(Address of principal executive offices) (Zip Code)

(951) 894-6597

---------------

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ¨	☐
Non accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of October 29, 2009, the registrant had outstanding 971,467,844 shares of common stock, $.001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$54,630	$7,778
Inventories, net	172,975	180,997
Prepaid royalties	30,426	9,179
Prepaid expenses and other current assets	302	3,636

Total current assets	258,333	201,590

Property and equipment, net	77,583	98,004
Intellectual property, net	120,313	--
Other assets	9,073	5,927

Total assets	$465,302	$305,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,501,557	$2,525,095
Payroll liabilities payable	194,618	303,318
Notes payable, net of discounts	268,452	703,689
Notes payable in default	150,737	312,488
Deferred revenue	1,442	117

Total current liabilities	3,116,806	3,844,707

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares
Authorized, issued and outstanding;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized; 11,080,929 shares issued and outstanding
as of September 30, 2009 and March 31, 2009	11,081	11,081
Common stock, par value $0.001 per share; 1,200,000,000 shares authorized; 913,080,174 and 344,358,992 shares issued and
outstanding as of Sept 30, 2009 and March 31, 2009, respectively	913,026	344,359
Treasury stock	24,500	--
Additional paid-in capital	42,120,471	40,203,449
Deferred stock-based compensation	--	(100,025)
Accumulated deficit	(45,724,168)	(44,001,636)
	(2,651,504)	(3,539,186)
Total liabilities and stockholders' deficit	$465,302	$305,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ending

September 30, 2009 and 2008

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net revenues	$18,591	$58,190	$42,396	$118,742

Costs and expenses:
Cost of sales – product costs	14,156	3,073	26,907	33,487
Cost of sales – intellectual property costs	3,004	1,239	7,191	3,714
General and administrative	617,345	491,748	1,182,092	1,292,615
Product development	48,361	850	49,961	51,977

Total costs and expenses	682,866	496,910	1,266,151	1,381,793

Operating loss	(664,275)	(438,720)	(1,223,755)	(1,263,051)

Other expense:
Interest and other debt expenses	225,272	231,209	498,472	374,553
Other expense	305	426	305	5,113

Total other expense	225,577	231,635	498,777	379,666

Other income:
Gain from extraordinary events	--	468,837	--	468,837
Debt forgiveness income	--	250,000	--	250,000

Total other income	--	718,837	--	718,837

Net profit (loss)	(889,852)	48,482	(1,722,532)	(923,880)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	799,254,783	158,769,935	623,060,609	150,782,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Cash flows from operating activities:

Net loss	$(1,722,532)	$(923,880)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	16,403	42,785
Interest paid in common stock	--	17,356
Loss on disposal of assets	--	5,247
Recognition of deferred stock compensation	100,025	--
Beneficial conversion feature on conversions of notes payable	131,251	--
Estimated fair value of common stock issued to consultants for services	299,830	157,411
Estimated fair value of common stock issued to employees and directors for services	60,000	101,500
Amortization of debt discount	317,631	67,128

Changes in operating assets and liabilities:
Accounts receivable	--	51,622
Inventories	8,022	(23,275)
Prepaid expenses	3,334	3,420
Other assets and prepaid royalties	(7,206)	71,844
Accounts payable and accrued expenses	194,763	453,218
Deferred income – product sales	1,325	(300,440)
Deferred rent	--	(1,427)

Net cash used in operating activities	(597,154)	(277,491)

Cash flows from investing activities:

Payments for trademarks and prepaid royalties	--	--

Net cash used in investing activities	--	--

Cash flows from financing activities:

Proceeds from the issuance of notes payable	25,000	346,500
Principal repayments of notes payable	--	(29,240)
Payments on advances from related parties	--	(35,434)
Proceeds from the issuance of common stock	619,006	--

Net cash provided by financing activities	644,006	281,826

Net increase in cash	46,852	4,335

Cash at beginning of period	7,778	2,695

Cash at end of period	$54,630	$7,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--

Income taxes	$--	$--

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock in exchange for note receivable	$--	$--

Issuance of common stock under license agreement	$137,500	$--

Issuance of common stock for deferred compensation	$--	$156,500

Exchange of equipment for settlement of accounts payable	$503	$661

Amendment to royalty agreement, debt forgiveness	$--	$(250,000)

Discount on convertible notes payable	$--	$405,839

Conversion of notes payable into common stock	$1,262,601	$--

Return of common stock as treasury shares	$24,500	$--

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

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented. We have evaluated subsequent events through October 29, 2009, 13 business days before our condensed consolidated financial statements were issued (see Note 11) since we effected a forward stock split after that date (See Note 12). The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the year ended March 31, 2009. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2010.

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

Risks and Uncertainties

We maintain our cash accounts with a several financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2009 and March 31, 2009, we did not have balances in excess of the FDIC insurance limit.

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

Software Development Costs

Research and development costs, which consist of software development costs, are expensed as incurred. Software development costs primarily include payments made to independent software developers under development agreements. Accounting standards provide for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for the development costs that have alternative future uses. We believe that the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. No software development costs have been capitalized to date.

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

During the six months ended September 30, 2009, we recorded $2,254 in cost of goods sold related to the Left Behind brand license, $3,753 in cost of goods sold related to the Charlie Church Mouse license and $1,184 in cost of goods sold related to Keys of the Kingdom license. During the six months ended September 30, 2008, we recorded $3,714 in cost of goods sold related to the Charlie Church Mouse license.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. As of September 30, 2009, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Income Taxes

We account for income taxes under the provisions of accounting standards. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Stock-Based Compensation

Effective April 1, 2006, the first day of our fiscal year 2007, we adopted the fair value recognition provisions of accounting standards that then went into effect, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of the new accounting standard, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of the new standard. That standard also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options have been granted to employees. Therefore, we believe the adoption of that standard had an immaterial effect on the accompanying consolidated financial statements.

We calculate stock-based compensation by estimating the fair value of each option using the Binomial Lattice option pricing model. Our determination of the fair value of share-based payment awards is made as of the respective dates of grant using the option pricing model and that determination is affected by our stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Binomial Lattice option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with accounting standards using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

Stock-based awards to non-employees are accounted for using the fair value method in accordance with accounting standards. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In accordance with accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the common stock issued for certain future consulting services as deferred stock based compensation in our consolidated balance sheets.

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

There were 60,952,195 and 116,403,229 potentially dilutive common shares outstanding for the three months ended September 30, 2009 and 2008, respectively, have not been included in loss per share calculations. At September 30, 2009, the potentially dilutive common shares arose from the following instruments:

Convertible notes	41,341,268
Warrants	4,943,750
Preferred stock series A	3,586,245
Preferred stock series B	11,080,932
Total	60,952,195

Foreign Currency and Comprehensive Income

We have determined that the functional currency of LB Games Ukraine is the local currency of that company. Assets and liabilities of the Ukrainian subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses, including payroll expenses, are translated at an average exchange rate for the period and the translation gain or loss is accumulated as a separate component of stockholders’ deficit. We determined that the translation gain or loss did not have a material impact on our stockholders’ deficit as of September 30, 2009 and 2008. As a result, we have not presented a separate accumulated other comprehensive income (loss) on our consolidated balance sheets.

Foreign currency gains and losses from transactions denominated in other than the respective local currencies are included in income. There were no foreign currency transactions included in income during the three months ended September 30, 2009 and 2008.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income were not materially impacted by foreign currency gains or losses during the three months ended September 30, 2009 and 2008.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, related party advances, notes payable and accrued expenses. The carrying amounts of these financial instruments approximate their fair value due to their short maturities or based on rates currently available to the Company for notes payable.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in accounting standards. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

•

Persuasive evidence of an arrangement exists: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•

Delivery has occurred: Delivery is considered to occur when the products are shipped and risk of loss and reward have been transferred to the customer.

•

The seller’s price to the buyer is fixed and determinable: If an arrangement includes rights of return or rights to refunds without return, revenue is recognized at the time the amount of future returns or refunds can be reasonably estimated or at the time when the return privilege has substantially expired in accordance with accounting standards. If an arrangement requires us to rebate or credit a portion of our sales price if the customer subsequently reduces its sales price for our product to its customers, revenue is recognized at the time the amount of future price concessions can be reasonably estimated, or at the time of customer sell-through.

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

For sales to our large retail customers, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.” Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our large retail customers to their end customers, we recognize previously deferred income as sales and cost of sales. Our primary channel partner and largest retail customer each provide us with sell-through information on a frequent basis regarding sales to end customers and in-channel inventories. At September 30, 2009, we had no deferred revenue from large retail customers.

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

Shipping and Handling: In accordance with accounting standards, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

Historically, we have promoted our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with accounting standards, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three months ending September 30, 2009 and 2008, we did not have any such payments.

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

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended March 31, 2009. Based on current SEC requirements, we will be required to have our auditor attest to the effectiveness of internal controls over financial reporting for our fiscal year ending March 31, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Customer Concentrations

During the three month period ended September 30, 2009, we had no customers accounting for greater than 5% of our revenues. During the three month period ended September 30, 2008, our largest retail customer accounted for 77% of our revenue.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $1,961,627 and $1,722,532 during the year ended March 31, 2009 and six months ending September 30, 2009, respectively, and had an accumulated deficit of $45,724,168 at September 30, 2009. In addition, we used cash in our operations of $597,154 during the six months ended September 30, 2009. However, from April 1, 2009 to September 30, 2009, approximately 69% of our notes payable were converted to common stock.

Over the past year, we have significantly reduced our cost of operations. The size of our operations was reduced from 75 workers in 3 countries to 10 in the USA, and we consolidated our offices into one location in Murrieta, California. A new Board of Directors took office on December 3, 2007. We plan to continue to control and reduce costs where necessary in an effort to reach profitability. Management plans to raise additional capital in the later half of 2009 to fund ongoing business operations and to then reevaluate capital needs upon a review of sales performance resulting from the upcoming holiday season.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at September 30, 2009 and March 31, 2009:

	September 30, 2009	March 31, 2009
Raw Materials	$76,495	$101,812
Finished Goods	96,480	79,185
Total Inventories	$172,975	$180,997

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2008	2008
Office furniture and equipment	$807	$4,322
Computer equipment	136,881	137,384
	137,688	141,706
Less accumulated depreciation	(60,105)	(43,702)
	$77,583	$98,004

Depreciation expense for the six month periods ended September 30, 2009 and 2008 was $16,403 and $42,785, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009
License	$137,500	$-
Less accumulated amortization	(17,187)	-
	$120,313	$-

We are amortizing the license over its two year term.

NOTE 7 - RELATED PARTY TRANSACTIONS

As LB Games Ukraine was providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we have elected to all net losses of this variable interest entity in excess of our ownership interest and the actual capital we have invested in this entity. During the six months ending September 30, 2009, we did not make any payments to LB Games Ukraine.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 3,000,000,000 shares of common stock, $0.001 par value per share (see Note 12). The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock. In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights.

During the six months ending September 30, 2009 and 2008, we issued to independent third parties 21,554,418 and 16,830,362 shares of common stock for services provided, valued at $299,830 and $198,955 (based on the closing price on the respective grant date), respectfully. We also issued 4,000,000 and 1,675,000 shares of common stock, valued at $60,000 and $52,900 (based on the closing price on the respective grant date), respectfully, to certain employees as additional compensation.

During the six months ended September 30, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05 (see Note 10). We estimated the value of these warrants to be approximately $11,000 using the binomial lattice method.

Also, during the six month period ended September 30, 2009, certain of our investors converted notes payable to 182,724,997 shares of our common stock at various conversion prices, reducing our debt by $938,656. We also raised $619,006 through the sale of 153,921,828 shares of common stock, sold at various prices.

Preferred Stock

We are authorized to issue sixty million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 are designated as preferred A shares and 11,080,929 preferred B shares and are issued and outstanding as of September 30, 2009 respectively. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares obtain one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

Series A Preferred Stock

The holders of series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at September 30, 2009.

Series B Preferred Stock

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

We did not issue any preferred shares in the six months ending September 30, 2009.

Series C Preferred Stock

On September 28, 2009, the Company filed a Certificate of Designations for a Series C Preferred Stock. The authorized number of Series C Preferred Stock is 10,000. The holders of the Series C Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. The voting rights of the Company’s common stockholders may be limited by the issuance of Series C Preferred Stock.

Series D Preferred Stock

On September 28, 2009, the Company filed a Certificate of Designations for a Series D Convertible Preferred Stock. The authorized number of Series D Convertible Preferred Stock is 1,000. The holders of the Series D Convertible Preferred Stock have no voting power whatsoever, except as otherwise provided by the Washington Business Corporation Act and for provisions protection of the Series D Convertible Preferred Stock Certificate of Designations. In each instance, each share of Series D Convertible Preferred Stock shall be entitled to one vote. Each holder of Series D Convertible Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Convertible Preferred Stock is first issued, to convert each share of Series D Convertible Preferred Stock into one million (1,000,000) fully-paid and non-assessable shares of the Company’s common stock. The voting rights of the Company’s common stockholders may be limited by the issuance and/or conversion of Series D Convertible Preferred Stock.

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

Employment Agreements

We have entered into no new employment agreements with key employees.

Leases

We operate in a 4,300 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2010 with an option to extend such lease for up to four 12 month periods. Its cost is $2,850 per month.

Previously, our corporate offices consisted of a 3,500 square foot facility on 29995 Technology Drive in Murrieta, California under a lease agreement through May 2010. Its cost is $7,545 per month, with annual increases of four percent (4%). We abandoned that facility in March 2008 and are seeking a resolution with the landlord. We have recorded as exit costs approximately $60,000 for the potential liabilities associated with abandoning those facilities.

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

Content License

In July 2007, and subsequently in June, 2009, we entered into a Software Publishing Agreements to publish three pc video games under the Charlie Church Mouse (“CCM”) brand. That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges. We paid an original license fee of $25,000 and a renewal fee of another $25,000 in connection with the signing of the Software Publishing Agreements and have a prepaid license fee amount of $30,426 under prepaid expenses and other current assets on our September, 30, 2009 balance sheet.

Litigation

We are subject to litigation from time to time in the ordinary course of our business.

On July 25, 2009, Xerox Corporation filed suit against us for $67,000, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. We have disputed Xerox’s refusal to service the systems under the terms of the lease. We understand that out counsel and counsel representing Xerox have come to terms to resolve this dispute although there can be no assurance such a resolution will be finalized.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

NOTE 10 - NOTES PAYABLE

During the three months ended September 30, 2009, we borrowed $25,000 from an investor on a short term basis (“September 2009 individual loan”).

Notes payable consist of the following at September 30, 2009:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$42,812	$(18,867)	$23,945
Meyers bridge notes (in default)	30,000	-	30,000
Individual loans (in default)	95,737	-	95,737
September 2009 individual loan	25,000		25,000
1 year convertible notes	238,307	--	238,307
3 year convertible notes	6,200	-	6,200
Total notes payable	$438,056	$(18,867)	$419,189

At both June 30, 2009 and March 31, 2009, the Meyers bridge notes and the individual loans were in default.

Notes payable consist of the following at March 31, 2009:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$247,187	$(156,150)	$91,037
Meyers bridge notes (in default)	150,000	-	150,000
Individual loans (in default)	162,488	-	162,488
1 year convertible notes	700,325	(101,666)	598,659
3 year convertible notes	92,675	(78,682)	13,993
Total notes payable	$1,352,675	$(336,498)	$1,016,177

In the three months ended September 30, 2009, holders of the zero coupon notes converted $129,375 of their principal into our common stock.

In the three months ended September 30, 2009, holders of the Meyers bridge notes converted $65,000 of their principal into our common stock.

In the three months ended September 30, 2009, holders of the 1 year convertible notes did not convert any of their principal into our common stock.

In the three months ended September 30, 2009, holders of the 3 year convertible notes did not convert any of their principal into our common stock.

NOTE 11 - DEFERRED REVENUES

At September 30, 2009, we had $1,442 of deferred revenue related to our on-line store sales. As we allow a one-month period for our on-line store customers to return our games, we record the revenue from the last month of each quarter as deferred revenue and then recognize that revenue once the one-month period has elapsed.

NOTE 12 – SUBSEQUENT EVENTS

October 9, 2009 represents the record date of a 3:2 forward-split, which became effective as of October 13, 2009.

Between September 30, 2009, and October 29, 2009, we have raised $168,562 based upon various terms, resulting in the sale of 18,575,300 shares of common stock. During that period, an investor exercised a warrant for 1,031,250 common shares through the payment of $10,313. We also issued 37,781,120 shares of common stock as result of our forward stock split.

On November 9, 2009, we filed a Definitive Information Statement to:

1. To elect Mr. Troy A. Lyndon, Richard Knox, Sr. and Richard Knox Jr. to serve as members of the Company’s Board of Directors until the next annual stockholders’ meeting or until his respective successor is duly elected and qualify;

2. To amend the Company’s Certificate of Incorporation to increase the authorized common stock from 1.2 billion (1,200,000,000) to 3 billion (3,000,000,000); and

3. To ratify the Company’s Board of Directors’ appointment of J. Crane CPA, P.C as the Company’s public accountants for the fiscal year ended March 31, 2010.

Pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders, on October 29, 2009, the Board of Directors and Troy A. Lyndon, our Chief Executive Officer, Chief Financial Officer and Chairman, and Richard J. Knox, Jr., one of our Directors, jointly approved of the above action. Mr. Lyndon owns an aggregate of 12,027,378 shares of common stock and 10,000 shares of Series C Preferred Stock. Each share of Common Stock has the right to one vote on the proposals above and each Series C Preferred Stock has the voting equivalency of 10 million shares of Common Stock; thereby giving Mr. Lyndon total voting power equal to 10,012,027,378 shares of Common Stock, approximately 91.1% of the total voting securities (10,986,135,018 shares consisting of 971,467,844 shares of Common Stock, 3,586,245 of Series A Preferred Stock, 11,080,929 shares of Series B Preferred Stock and 10,000 shares of Series C Preferred Stock having the voting equivalency of 10 billion shares of Common Stock). Mr. Richard J. Knox, Jr. who owns 3,000,000 shares of Common Stock also approved of the above proposals. Together, Mr. Lyndon and Mr. Knox own the voting equivalency of 10,015,027,378 shares of Common Stock, approximately 91.4% of the issued and outstanding voting securities. The Board of Directors considered the above proposals in September 2009 when they were in discussions regarding the Company’s forward stock split of 3-for-2. Upon the consummation of the forward stock split on October 13, 2009, the Company’s had 971,467,844 shares of common stock issued and outstanding, only 228,532,156 shares less than the total 1.2 billion shares then currently authorized pursuant to the Company’s Certificate of Incorporation. The Board of Directors decided to increase the Company’s authorized common stock to 3 billion shares to give the Company additional ability to issue shares in future financings or corporate transactions, if any, or for compensation for services rendered by various individuals or entities.

On October 13, 2009, we effectuated a 3-for-2 forward stock split issued and outstanding as of the close of business on October 9, 2009.

On November 9, 2009, we filed a Definitive Information Statement with the SEC and commenced mailing such statement to stockholders of record as of the close of business on October 29, 2009 that the following actions had been approved by the holders of a majority of voting securities:

1.

To elect Mr. Troy A. Lyndon, Richard Knox, Sr. and Richard Knox Jr. to serve as members of the Company’s Board of Directors until the next annual stockholders’ meeting or until his respective successor is duly elected and qualify;

2.

To amend the Company’s Certificate of Incorporation to increase the authorized common stock from 1.2 billion (1,200,000,000) to 3 billion (3,000,000,000);

3.

To ratify the Company’s Board of Directors’ appointment of J. Crane CPA, P.C as the Company’s public accountants for the fiscal year ended March 31, 2010; and

4.

To transact any other business that may properly come before the meeting or any adjournment or postponement of the meeting.

Pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders, on October 29, 2009, the Board of Directors and Troy A. Lyndon, our Chief Executive Officer, Chief Financial Officer and Chairman, and Richard J. Knox, Jr., one of our Directors, jointly approved of the above actions. Mr. Lyndon owns an aggregate of 12,027,378 shares of common stock and 10,000 shares of Series C Preferred Stock. Each share of Common Stock has the right to one vote on the proposals above and each Series C Preferred Stock has the voting equivalency of 10 million shares of Common Stock; thereby giving Mr. Lyndon total voting power equal to 10,012,027,378 shares of Common Stock, approximately 91.1% of the total voting securities (10,986,135,018 shares consisting of 971,467,844 shares of Common Stock, 3,586,245 of Series A Preferred Stock, 11,080,929 shares of Series B Preferred Stock and 10,000 shares of Series C Preferred Stock having the voting equivalency of 10 billion shares of Common Stock). Mr. Richard J. Knox, Jr. who owns 3,000,000 shares of Common Stock also approved of the above proposals. Together, Mr. Lyndon and Mr. Knox own the voting equivalency of 10,015,027,378 shares of Common Stock, approximately 91.4% of the issued and outstanding voting securities. The Board of Directors considered the above proposals in September 2009 when they were in discussions regarding the Company’s forward stock split of 3-for-2. Upon the consummation of the forward stock split on October 13, 2009, the Company’s had 971,467,844 shares of common stock issued and outstanding, only 228,532,156 shares less than the total 1.2 billion shares then currently authorized pursuant to the Company’s Certificate of Incorporation. The Board of Directors decided to increase the Company’s authorized common stock to 3 billion shares to give the Company additional ability to issue shares in future financings or corporate transactions, if any, or for compensation for services rendered by various individuals or entities.

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the six months ended September 30, 2009, we raised $619,006 through the sale of common stock to from certain accredited investors under several different formats. We continue to generate operating losses and have only just begun to generate revenues.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2009.

Series C Preferred Stock

On September 28, 2009, the Company filed a Certificate of Designations for a Series C Preferred Stock. The authorized number of Series C Preferred Stock is 10,000. The holders of the Series C Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. The voting rights of the Company’s common stockholders may be limited by the issuance of Series C Preferred Stock.

Series D Preferred Stock

On September 28, 2009, the Company filed a Certificate of Designations for a Series D Convertible Preferred Stock. The authorized number of Series D Convertible Preferred Stock is 1,000. The holders of the Series D Convertible Preferred Stock have no voting power whatsoever, except as otherwise provided by the Washington Business Corporation Act and for provisions protection of the Series D Convertible Preferred Stock Certificate of Designations. In each instance, each share of Series D Convertible Preferred Stock shall be entitled to one vote. Each holder of Series D Convertible Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Convertible Preferred Stock is first issued, to convert each share of Series D Convertible Preferred Stock into one million (1,000,000) fully-paid and non-assessable shares of the Company’s common stock. The voting rights of the Company’s common stockholders may be limited by the issuance and/or conversion of Series D Convertible Preferred Stock.

Subsequent Events

On October 13, 2009, we effectuated a 3-for-2 forward stock split of the shares of common stock issued and outstanding as of the close of business on October 9, 2009.

On November 9, 2009, we filed a Definitive Information Statement with the SEC and commenced mailing such statement to stockholders of record as of the close of business on October 29, 2009 that the following actions had been approved by the holders of a majority of voting securities:

1.

To elect Mr. Troy A. Lyndon, Richard Knox, Sr. and Richard Knox Jr. to serve as members of the Company’s Board of Directors until the next annual stockholders’ meeting or until his respective successor is duly elected and qualify;

2.

To amend the Company’s Certificate of Incorporation to increase the authorized common stock from 1.2 billion (1,200,000,000) to 3 billion (3,000,000,000);

3.

To ratify the Company’s Board of Directors’ appointment of J. Crane CPA, P.C as the Company’s public accountants for the fiscal year ended March 31, 2010; and

4.

To transact any other business that may properly come before the meeting or any adjournment or postponement of the meeting.

Pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders, on October 29, 2009, the Board of Directors and Troy A. Lyndon, our Chief Executive Officer, Chief Financial Officer and Chairman, and Richard J. Knox, Jr., one of our Directors, jointly approved of the above actions. Mr. Lyndon owns an aggregate of 12,027,378 shares of common stock and 10,000 shares of Series C Preferred Stock. Each share of Common Stock has the right to one vote on the proposals above and each Series C Preferred Stock has the voting equivalency of 10 million shares of Common Stock; thereby giving Mr. Lyndon total voting power equal to 10,012,027,378 shares of Common Stock, approximately 91.1% of the total voting securities (10,986,135,018 shares consisting of 971,467,844 shares of Common Stock, 3,586,245 of Series A Preferred Stock, 11,080,929 shares of Series B Preferred Stock and 10,000 shares of Series C Preferred Stock having the voting equivalency of 10 billion shares of Common Stock). Mr. Richard J. Knox, Jr. who owns 3,000,000 shares of Common Stock also approved of the above proposals. Together, Mr. Lyndon and Mr. Knox own the voting equivalency of 10,015,027,378 shares of Common Stock, approximately 91.4% of the issued and outstanding voting securities. The Board of Directors considered the above proposals in September 2009 when they were in discussions regarding the Company’s forward stock split of 3-for-2. Upon the consummation of the forward stock split on October 13, 2009, the Company’s had 971,467,844 shares of common stock issued and outstanding, only 228,532,156 shares less than the total 1.2 billion shares then currently authorized pursuant to the Company’s Certificate of Incorporation. The Board of Directors decided to increase the Company’s authorized common stock to 3 billion shares to give the Company additional ability to issue shares in future financings or corporate transactions, if any, or for compensation for services rendered by various individuals or entities.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

Revenues

We recorded net revenues of $18,591 for the three months ended September 30, 2009 compared to $58,190 in the three months ended September 30, 2008. This represented a decline in our revenues of $39,599, or 68%. The revenues in the three months ended June 30, 2009 were from a mix of Left Behind: Eternal Forces, Left Behind:Tribulation Forces, three Charlie Church Mouse (“CCM”) games and Keys of the Kingdom.

No significant amount of our revenue for the three months ended September 30, 2009 came from a large retail customer. However, for the three months ended September 30, 2008, 77% of our revenue came from our largest retail customer.

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

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $14,156 for the three months ended September 30, 2009 compared to $3,073 in the three months ended September 30, 2008. This represented an increase in our cost of sales – predict costs of $1,083, or 58%. The increase in cost of sales – product costs was due to the product mix on revenues that were collected in the September 2009 quarter and to a lower gross margin due to reductions in the wholesale prices of our products. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $3,004 for the three months ended September 30, 2009 compared to $1,239 in the three months ended September 30, 2008. This represents an increase in our intellectual property costs of $1,765, or 143%.

General and Administrative Expenses

General and administrative expenses were $617,345 for the three months ended September 30, 2009, compared to $491,748 for the three months ended September 30, 2008, an increase of $125,597, or 26%.

The increase was primarily due to an increase in professional fees of $235,671 and an increase in marketing costs of $38,275. Those increases were partially offset by a $151,829 decrease in wages due to headcount reductions.

Many of these general and administrative expenses, particularly in the professional fee area, were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended September 30, 2009 and 2008, we recorded expenses relating to these non-cash payments to consultants of $149,393 and $66,844, respectively. This represented an $82,549 increase.

Product Development Expenses

Product development expenses were $48,361 for the three months ended September 30, 2009, compared to $850 for the three months ended September 30, 2008, an increase of $47,511. This increase was the result of investments in new game and software infrastructure development in the 2009 period largely with outside contractors

Interest Expense

We recorded interest expense of $225,272 for the three months ended September 30, 2009, compared to $231,209 in the three months ended September 30, 2008, a decrease of $5,937, or 3%. Our interest expense is comprised of interest incurred on outstanding debts, accretion of the debt discounts related to zero coupon notes and the recognition of expense due to the beneficial conversion feature resulting from the discounted conversion rate offered to the holders of notes payable who elected to accept a discounted conversion rate during the reporting period.  During the three months ended September 30, 2009, we recorded an expense of $131,251 that represented the beneficial conversion feature expense. We did not record any expense related to beneficial conversion feature expense during the three months ended September 30, 2008.  The accretion of debt discount was $77,559 in the September 2009 period compared to $14,872 in the 2008 period.

Other Income

In the three months ended September 30, 2008, we recorded debt forgiveness income of $250,000 from a restructuring of our Left Behind Games license and a gain from extraordinary events of $468,837 related to the termination and settlement of the distribution arrangement with our former primary distributor.

Net Loss

As a result of the above factors, we reported a net loss of $889,852 for the three months ended September 30, 2009, compared to net income of $48,482 for the three months ended September 30, 2008. In addition, our accumulated deficit at September 30, 2009 totaled $45,724,168.

Six Months Ended June 30, 2009 and 2008

Revenues

We recorded net revenues of $41,396 for the six months ended September 30, 2009 compared to $118,742 in the six months ended September 30, 2008. This represented a decline in our revenues of $77,346, or 65%. The revenues in the six months ended June 30, 2009 were from a mix of Left Behind: Eternal Forces, Left Behind: Tribulation Forces, three Charlie Church Mouse (“CCM”) games and Keys of the Kingdom.

No significant amount of our revenue for the six months ended September 30, 2009 came from a large retail customer. However, for the six months ended September 30, 2008, 32% of our revenue came from our largest retail customer.

Our revenue declined primarily because (a) we record our revenues based primarily on sell through at major retailers and cash receipts from our Christian bookstore and other customers and (b) we had a significantly larger presence in a number of major retailers with reported sell through in the 2008 period compared to the 2009 period where almost all of our shipments were to the Christian bookstore marketplace. We expect to report the revenue related from those shipments to the Christian bookstore marketplace as we collect those accounts receivable in later periods.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $26,907 for the six months ended September 30, 2009 compared to $33,487 in the six months ended September 30, 2008. This represented a decrease in our cost of sales – predict costs of $6,580, or 20%. The decrease in cost of sales – product costs was due to the lower revenue volume combine with the product mix on revenues that were collected in the September 2009 quarter and also to a lower gross margin due to reductions in the wholesale prices of our products. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $7,191 for the six months ended September 30, 2009 compared to $3,714 in the six months ended September 30, 2008. This represents an increase in our intellectual property costs of $3,477, or 94%.

General and Administrative Expenses

General and administrative expenses were $1,181,092 for the six months ended September 30, 2009, compared to $1,292,615 for the six months ended September 30, 2008, a decrease of $111,523, or 9%.

The decrease was primarily due to a decrease in wages of $259,057 due to headcount reductions and by a $38,417 decrease in office expense due to our downsizing. Those decreases were partially offset by an increase in professional fees of $183,739.

Many of these general and administrative expenses, particularly in the professional fee area, were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the six months ended September 30, 2009 and 2008, we recorded expenses relating to these non-cash payments to consultants of $299,830 and $157,411, respectively. We also made stock-based payments to some of our employees in both periods, $60,000 in the six months ended September 30, 2009 and $101,500 in the 2008 period. The combination of stock-based payments to both consultants and employees was $359,830 in the 2009 period and $258,911 in the 2008 period, an increase of $100,919.

Product Development Expenses

Product development expenses were $49,961 for the six months ended September 30, 2009, compared to $51,977 for the six months ended September 30, 2008, a decrease of $2,016.

Interest Expense

We recorded interest expense of $498,472 for the six months ended September 30, 2009, compared to $374,553 in the six months ended September 30, 2008, an increase of $123,919, or 33%.  Our interest expense is comprised of interest incurred on outstanding debts, accretion of the debt discounts related to zero coupon notes and the recognition of expense due to the beneficial conversion feature resulting from the discounted conversion rate offered to the holders of notes payable who elected to accept a discounted conversion rate during the reporting period. During the six months ended September 30, 2009, we recorded an expense of $131,251 that represented the beneficial conversion feature expense. We did not record any expense related to beneficial conversion feature expense during the six months ended September 30, 2008.  The accretion of the debt discount was $317,631 for the six months ended September 30, 2009 as compared to $67,128 for the six months ended September 30, 2008.

Other Income

In the six months ended September 30, 2008, we recorded debt forgiveness income of $250,000 from a restructuring of our Left Behind Games license and a gain from extraordinary events of $468,837 related to the termination and settlement of the distribution arrangement with our former primary distributor.

Net Loss

As a result of the above factors, we reported a net loss of $1,722,532 for the six months ended September 30, 2009, compared to a net loss of $923,880 for the six months ended September 30, 2008. In addition, our accumulated deficit at September 30, 2009 totaled $45,724,168.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009 we had $54,630 of cash compared to $7,778 of cash at March 31, 2009, an increase of $46,852 largely due to private sales of our common stock to accredited investors. At September 30, 2009, we had a working capital deficit of $2,858,473 compared to a working capital deficit of $3,643,117 at March 31, 2009.

Operating Activities

For the six month periods ended September 30, 2009 and 2008, net cash used in operating activities was $597,154 and $277,491, respectively. The $319,663 increase in cash used in our operating activities was primarily due to the increased loss. The net losses for the six month periods ended September 30, 2009 and 2008 were $1,722,532 and $923,880, respectively, an increase of $798,652.

Investing Activities

We did not have any investing activities for the six month periods ending June 30, 2009 and 2008.

Financing Activities

For the six month periods ended September 30, 2009 and 2008, net cash provided by financing activities was $644,006 and $281,826, respectively. The primary element of cash provided by financing activities in the six month period ended September 30, 2009 was raised through the sale of common stock and in the six month period ended September 30, 2008, through borrowings under notes payable.

Future Financing Needs

Since our inception in August 2002 through September 30, 2009, we have raised approximately $11 million through funds provided by private placement offerings and convertible notes. This was sufficient to enable us to develop our first product and expand our product line to include 6 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. We will need to continue raising capital through privately placed offerings in order to continue our operations over the next twelve months. It is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of our development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments. During the six months ended June 30, 2009, we raised $619,006 through the sale of common stock to certain accredited. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $2,858,473, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Software Development Costs. Research and development costs, which consist of software development costs, are expensed as incurred. Software development costs primarily include payments made to independent software developers under development agreements. Accounting standards provide for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for the development costs that have alternative future uses. We believe that the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. No software development costs have been capitalized to date.

Impairment of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At September 30, 2009, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation. Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of the accounting standards applied at that time, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the fiscal year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the accounting standards, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of accounting standards. Accounting standards requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2008, we had no options outstanding and therefore believe the adoption of this accounting standard had an immaterial effect on the accompanying consolidated financial statements.

We calculate stock-based compensation by estimating the fair value of each option using the Binomial Lattice option pricing model. Our determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Binomial Lattice option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with accounting standards using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

Stock-based awards to non-employees are accounted for using the fair value method in accordance with accounting standards. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur. We account for stock-based awards to non-employees by using the fair value method.

In accordance with accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we have recorded the fair value of the common stock issued for certain future consulting services as prepaid expenses in its consolidated balance sheet.

Revenue Recognition. We evaluate the recognition of revenue based on the criteria set forth in accounting standards. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

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

Shipping and Handling: In accordance with accounting standards, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

Historically, we promoted our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with accounting standards, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the six month periods ended September 30, 2009 and 2008, we had no such types of arrangements.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ending September 30, 2009, we issued to independent third parties, some of whom were accredited investors, 21,554,418 shares of common stock for services provided, valued at $299,830 (based on the closing price on the respective grant date). We also issued 4,000,000 shares of common stock, valued at $60,000 (based on the closing price on the respective grant date), to certain employees as additional compensation. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

Also, during the three months ended September 30, 2009, holders of our zero coupon notes converted $129,375 of their principal into our common stock and holders of the Meyers bridge notes converted $65,000 of their principal into our common stock. The shares were issued pursuant to the registration exemptions afforded the Company under Section 3(a)(9) promulgated under the Securities Act of 1933, as amended, due to the fact that the securities were converted for no additional consideration.

On September 28, 2009, the Board of Directors of the Company, with Mr. Richard J. Knox, Jr., recusing himself from making such determination, issued ten (10) shares of Series D Convertible Preferred Stock to Richard J. Knox, Jr., a member of the Board of Directors of the Company, in consideration for services rendered. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

On September 28, 2009, the Board, with Troy A. Lyndon recusing himself from making such determination, agreed to issue one hundred (100) shares of Series D Convertible Preferred Stock and ten thousand (10,000) shares of Series C Preferred Stock, to Mr. Lyndon, the Company Chief Executive Officer and Principal Executive Officer, as a reward for significant improvements to the Company’s operations and market cap increase by more than 2000% over the past year. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Due to our failure to repay one Bridge Loans at the end of its one year terms, the loan have been declared in default and we are now accruing a penalty interest rate of 15% per annum on the $30,000 in remaining bridge loan. Subsequently to September 30, 2009, the remaining $30,000 bridge loan was converted to stock and is no longer in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the quarter ended September 30, 2009. See “Subsequent Events” under “Item 2. Management's Discussion And Analysis Or Plan Of Operation.”

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a)

Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
3.1	Articles of Amendment to the Certificate of Incorporation of Left Behind Games, Inc., dated September 28, 2009
3.2*	Certificate of Designation of Series C Preferred Stock
3.3*	Certificate of Designation of Series D Preferred Stock
31.1

Certification by Troy A. Lyndon , Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification by Troy A. Lyndon , Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

*Filed as an exhibit to Form 8-K (File No.: 000-50603) filed with the SEC on September 28, 2009 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

Date: November 18, 2009

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

ACCOUNTING OFFICER AND

CHIEF EXECUTIVE OFFICER

(Principal Executive Officer)

(Principal Financial and Accounting Officer)