Form 10-Q/A
period 2009-09-30
LEFT BEHIND GAMES INC.
filed 2009-12-08
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, previously filed on November 18, 2009, to correct the number of shares issued for cash, debt conversions and in payments to consultants during the six month period ended September 30, 2009.  Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended September 30, 2009, is amended by this Form 10-Q/A.

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

During the six months ending September 30, 2009 and 2008, we issued to independent third parties 24,624,571 and 16,830,362 shares of common stock for services provided, valued at $299,830 and $198,955 (based on the closing price on the respective grant date), respectfully. We also issued 4,000,000 and 1,675,000 shares of common stock, valued at $60,000 and $52,900 (based on the closing price on the respective grant date), respectfully, to certain employees as additional compensation.

During the six months ended September 30, 2008, we issued 562,500 warrants to purchase shares of common stock all with an exercise price of $0.05 (see Note 10). We estimated the value of these warrants to be approximately $11,000 using the binomial lattice method.

Also, during the six month period ended September 30, 2009, certain of our investors converted notes payable to 263,865,743 shares of our common stock at various conversion prices, reducing our debt by $938,656. We also raised $619,006 through the sale of 274,230,410 shares of common stock, sold at various prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ending September 30, 2009, we issued to independent third parties, some of whom were accredited investors, 24,624,571 shares of common stock for services provided, valued at $299,830 (based on the closing price on the respective grant date). We also issued 4,000,000 shares of common stock, valued at $60,000 (based on the closing price on the respective grant date), to certain employees as additional compensation. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

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

Date: December 8, 2009

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

ACCOUNTING OFFICER AND

CHIEF EXECUTIVE OFFICER

(Principal Executive Officer)

(Principal Financial and Accounting Officer)