Form 10-Q
period 2009-12-31
LEFT BEHIND GAMES INC.
filed 2010-02-22
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

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

---------------------------------------------------------

(Address of principal executive offices) (Zip Code)

(951) 894-6597

---------------

(Registrant's telephone number, including area code)

With copies to:

Virginia K. Sourlis, Esq.

The Sourlis Law Firm

214 Broad Street

Red Bank, New Jersey 07701

Tel: (732) 530-9007

Fax: (732) 530-9008

www.SourlisLaw.com

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

Large accelerated filer	.	Accelerated filer	.
Non accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      . NO  X .

As of February 2, 2010, the Registrant had 1,867,695,843* shares of common stock, par value $0.001 per share, issued and outstanding.

*The number of shares outstanding reflects a 2 to 3 forward split of the registrant’s common stock, effectuated on November 9, 2009. Figures referring to shares of the registrant’s common stock in this Form 10-Q for the reporting period ending December 31, 2009 are provided on a post-forward split basis.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$225,230	$7,778
Accounts receivable	36,595	--
Inventories, net	162,524	180,997
Note receivable	39,589	--
Prepaid royalties	30,426	9,179
Prepaid expenses and other current assets	--	3,636
Total current assets	494,364	201,590

Property and equipment, net	73,637	98,004
Intellectual property, net	103,125	--
Other assets	15,132	5,927

Total assets	$686,258	$305,521

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,388,213	$2,525,095
Payroll liabilities payable	99,786	303,318
Notes payable, net of discounts	31,201	703,689
Notes payable in default	177,338	312,488
Advances from related parties	2,089	--
Deferred revenue	1,453	117

Total current liabilities	2,700,080	3,844,707

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares authorized, issued and outstanding as of December 31, 2009 and March 31, 2009;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized; 11,080,929 shares issued and outstanding
as of December 31, 2009 and March 31, 2009	11,081	11,081
Series C preferred stock, $0.001 par value,10,000 and zero shares authorized,	--	--
issued and outstanding as of December 31, 2009 and March 31, 2009
Series D convertible preferred stock, 1,000 shares authorized, 9 and zero shares	--	--
issued and outstanding as of December 31, 2009 and March 31, 2009
Common stock, par value $0.001 per share; 3,000,000,000 shares authorized; 3,000,000,000; 1,441,989,845 issued and outstanding and 516,538,488 shares issued and outstanding as of
Dec 31, 2009 and March 31, 2009, respectively	1,441,990	344,359
Treasury stock	24,500	--
Additional paid-in capital	46,792,798	40,203,449
Deferred stock-based compensation	--	(100,025)
Accumulated deficit	(50,287,777)	(44,001,636)
	(2,013,822)	(3,539,186)
Total liabilities and stockholders' deficit	$686,258	$305,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ending

December 31, 2009 and 2008

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Net revenues	$52,868	$33,232	$95,264	$151,974

Costs and expenses:
Cost of sales – product costs	11,372	2,967	38,279	36,454
Cost of sales – intellectual property costs	9,418	3,220	16,609	6,934
Stock based compensation – directors and employees	3,597,100	-	3,657,100	52,900
Stock based compensation – consultants	180,773	7,098	580,828	213,919
General and administrative	763,338	269,974	1,485,385	1,302,868
Product development	26,977	364	76,928	52,342

Total costs and expenses	4,588,978	283,623	5,855,129	1,665,417

Operating loss	(4,536,110)	(250,391)	(5,759,865)	(1,513,443)

Other expense:
Interest and other debt expenses	27,499	196,855	525,971	571,408
Other expense	--	45,530	305	50,643

Total other expense	27,499	242,385	526,276	622,051

Other income:
Gain from extraordinary events	--	--	--	468,837
Debt forgiveness income	--	--	--	250,000

Total other income	--	--	--	718,837

Net profit (loss)	(4,563,609)	(492,776)	(6,286,141)	(1,416,657)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,545,754,982	262,516,026	905,605,400	150,782,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Cash flows from operating activities:

Net loss	$(6,286,141)	$(1,416,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,806	51,493
Interest paid in common stock	--	23,500
Loss on disposal of assets	--	50,643
Recognition of deferred stock compensation	100,025	--
Gain on license amendment	--	(250,000)
Beneficial conversion feature on conversions of notes payable	131,251	--
Stock based compensation - consultants	480,603	213,919
Stock based compensation - employees and directors for services	3,657,100	52,900
Change in fair value of warrant	2,023	--
Amortization of debt discount	336,499	421,077
Changes in operating assets and liabilities:
Accounts receivable	(36,595)	830,374
Inventories	18,473	(118,424)
Note receivable	(39,589)	--
Prepaid expenses	3,923	71,129
Other assets and prepaid royalties	3,923	(61,406)
Accounts payable and accrued expenses	218,921	85,933
Deferred income – product sales	1,336	(470,708)
Deferred rent	--	(1,427)

Net cash used in operating activities	(1,385,730)	(517,654)

Cash flows from investing activities:

Purchases of property and equipment	(2,457)	--
Payments for trademarks and prepaid royalties	--	--

Net cash used in investing activities	(2,457)	--

Cash flows from financing activities:

Proceeds from the issuance of notes payable	25,000	562,425
Principal repayments of notes payable	--	(28,958)
Borrowings from related parties	2,089	--
Proceeds from the issuance of common stock	1,578,550	--

Net cash provided by financing activities	1,605,639	533,467

Net increase in cash	188,237	15,813

Cash at beginning of period	7,778	2,695

Cash at end of period	$225,230	$18,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

		Nine Months	Nine Months
		Ended	Ended
		December 31,	December 31,
		2009	2008

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest		$--	$--

Income taxes		$--	$--

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock in exchange for note receivable		$--	$(70,000)

Issuance of common stock under license agreement		$137,500	$--

Exchange of equipment for settlement of accounts payable		$503	$--

Discount on convertible notes payable		$--	$604,672

Conversion of notes payable into common stock		$1,168,175	$8,500

Issuance of common stock to pay accounts payable & accrued		$556,278	$78,000

Conversion of accrued expenses to convertible debt	$		$34,919

Return of common stock as treasury shares		$24,500	$--

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the new accounting standard requires disclosure of the date through which subsequent events were evaluated. The new accounting standard is effective for interim and annual periods after June 15, 2009. We adopted the new accounting standard for the quarter ended June 30, 2009, and have evaluated subsequent events through February 19, 2010.

In June 2009, the FASB issued a new accounting standard which provides guidance related to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of a previously issued standard. The new accounting standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard during the quarter ended September 30, 2009 did not have a material impact on our statements of operations or financial position.

In May 2008, the FASB issued a new accounting standard which provides guidance relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new standard requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The standard also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard was effective for us in the first quarter of fiscal year 2010. The adoption of this standard did not have a material impact on our financial statements.

In June 2008, the FASB issued a new accounting standard which provides guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity's own stock and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the standard's scope exception.

We adopted this new standard effective April 1, 2009. The adoption of the standard's requirements can affect the accounting for warrants or convertible debt that contain provisions that protect holders from a decline in the stock price (or "down-round" protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

In April 2009, the FASB issued an amendment to an existing standard which provides guidance relating to interim disclosures about fair value of financial instruments. This new standard requires the disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. This new standard is effective for interim reporting periods ending after June 15, 2009. We adopted this pronouncement during the quarter ended June 30, 2009 without material impact to our financial statements.

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended March 31, 2009. Based on current SEC requirements, we will be required to have our independent registered public accounting firm attest to the effectiveness of internal controls over financial reporting for our fiscal year ending March 31, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Customer Concentrations

During the three month period ended December 31, 2009, our primary distributor accounted for 71% of our revenues. During the three month period ended December 31, 2008, our largest retail customer accounted for 27% of our revenue.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred a net losses of $6,286,141 during the nine months ending December 31, 2009 and had an accumulated deficit of $50,287,777 at December 31, 2009. In addition, we used cash in our operations of $1,385,730 during the nine months ended December 31, 2009. However, from April 1, 2009 to December 31, 2009, approximately 86% of the aggregate value of the Company’s notes payable was converted to common stock.

We plan to continue to control and reduce costs where necessary while continuing our pursuit to find one or more merger/acquisition candidates, to expand our business. Management plans to continue to raise additional capital in 2010 to fund ongoing business operations and potential business combinations.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
Raw Materials	$97,939	$101,812
Finished Goods	64,585	79,185
Total Inventories	$162,524	$180,997

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
Office furniture and equipment	$2,765	$4,322
Leasehold improvements	500	--
Computer equipment	136,881	137,384
	140,146	141,706
Less accumulated depreciation	(66,509)	(43,702)
	$73,637	$98,004

Depreciation expense for the nine month periods ended December 31, 2009 and 2008 was $22,806 and $50,275, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
License	$137,500	$-
Less accumulated amortization	(34,375)	-
	$103,125	$-

On July 5, 2007, we obtained an exclusive license to sell three (3) PC games featuring Charlie Church Mouse to the Christian Booksellers Association (CBA) market from Lifeline Studios, Inc., the developer and original publisher. On June 30, 2009, we expanded our license agreement for Charlie Church Mouse PC Games to include all distribution channels worldwide. We are amortizing the license entered into on June 30, 2009 over its two year term.

NOTE 7 - RELATED PARTY TRANSACTIONS

As LB Games Ukraine was providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we have elected to forego all net losses of this variable interest entity in excess of our ownership interest and the actual capital we have invested in this entity. During the nine months ending December 31, 2009, we did not make any payments to LB Games Ukraine.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 3,000,000,000 shares of common stock, $0.001 par value per share. The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock. In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights.

The number of shares outstanding reflects a 2 to 3 forward split of the registrant’s common stock, effectuated on November 9, 2009. Figures referring to shares of the registrant’s common stock in this Form 10-Q for the reporting period ending December 31, 2009 are provided on a post-forward split basis.

During the nine months ending December 31, 2009 and 2008, we issued to independent third parties 143,308,384 and 29,878,923 shares of common stock for services provided, valued at $480,603 and $213,919, respectfully. We also issued 6,000,000 and 2,512,500 shares of common stock, valued at $60,000 and $52,900 , respectfully, to certain employees as additional compensation.

Also, during the nine month period ended December 31, 2009, certain of our investors and creditors converted notes payable, accrued interest and accounts payable, to 506,805,540 shares of our common stock at various conversion prices, reducing our debt by $1,724,453. We also raised $1,575,550 through the sale of 520,687,374 shares of common stock, sold at various prices.

During the nine months ended December 31, 2008, we issued 843,750 warrants to purchase shares of common stock all with an exercise price of $0.075 (see Note 10). We estimated the value of these warrants to be approximately $11,000 using the binomial lattice method.

During the nine month period ending December 31, 2008, we also issued 3,375,000 shares for interest, valued at $23,500, respectfully.

During the nine months ended December 31, 2008, we issued 15,000,000 shares of common stock as a legal settlement, valued at $78,000.

Preferred Stock

We are authorized to issue sixty million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 are designated as preferred A shares, 11,080,929 preferred B shares, 10,000 are designated as preferred C shares and 1,000 are designated as convertible preferred D shares The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

Series A Preferred Stock

The holders of series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at December 31, 2009.

We did not issue any Series A Preferred shares in the nine months ending December 31, 2009.

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

We did not issue any Series B Preferred shares in the nine months ending December 31, 2009.

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

In the nine months ending December 31, 2009, we issued 10,000 Series C Preferred shares to our Chairman and CEO, Troy Lyndon.

Series D Preferred Stock

On September 28, 2009, the Company filed a Certificate of Designations for a Series D Convertible Preferred Stock. The authorized number of Series D Convertible Preferred Stock is 1,000. The holders of the Series D Convertible Preferred Stock have no voting power whatsoever, except as otherwise provided by the Washington Business Corporation Act and for provisions protection of the Series D Convertible Preferred Stock Certificate of Designations. In each instance, each share of Series D Convertible Preferred Stock shall be entitled to one vote. Each holder of Series D Convertible Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Convertible Preferred Stock is first issued, to convert each share of Series D Convertible Preferred Stock into one million five hundred thousand (1,500,000) fully-paid and non-assessable shares of the Company’s common stock. The voting rights of the Company’s common stockholders may be limited by the issuance and/or conversion of Series D Convertible Preferred Stock.

In the first week of the quarter ending December 31, 2009, we issued 10 series D Preferred shares to our Director, Richard Knox, Jr. of which he converted 1 share into one million five hundred thousand (1,500,000) shares of the Company’s common stock. Also, in the quarter ending December 31, 2009, we issued 100 series D Preferred shares to our CEO, Troy Lyndon. Mr Lyndon then elected to convert 100 series D Preferred shares into one hundred fifty million (150,000,000) shares of our common stock.

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

Anti-dilution Rights to Common Stock

In 2004, we entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services. The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in us, does not fall below one percent (1%) of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue shares equal to one percent of such issuance to Charter Financial Holdings, LLC to maintain their ownership percentage. Charter Financial Holdings, LLC is not required to pay additional consideration for those shares.

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

Independent Sales Representatives

In order to help us secure retail distribution of our initial product, we entered into consulting arrangements with several independent representatives. The payment arrangements to these independent representatives are based upon the ultimate amount paid to us by each customer. The commission rates for these independent representatives typically vary from three percent to five percent to thirty percent of the net amount we collect from customers with stock-based bonus incentives.

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

Content License

In July 2007, and subsequently in June, 2009, we entered into a Software Publishing Agreements to publish three pc video games under the Charlie Church Mouse (“CCM”) brand. That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges. We paid an original license fee of $25,000 and a renewal fee of another $25,000 in connection with the signing of the Software Publishing Agreements and have a prepaid license fee amount of $30,426 under prepaid expenses and other current assets on our December, 31, 2009 balance sheet.

Litigation

We are subject to litigation from time to time in the ordinary course of our business.

On July 25, 2009, Xerox Corporation filed suit against us for approximately $67,237, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. A stipulation of judgment was entered into to resolve a dispute with Xerox Corporation in the amount of approximately $67,237. The settlement called for the Company to pay $1,448.77 per month until satisfaction in full, which the Company has been doing for several months.

We have recently become aware of a claim from our former President, Jeffrey Frichner, which we received from the California State Labor Board in an amount exceeding $100,000. The Company will protect its rights in accordance with the settlement agreement it executed with its former President, in which he agreed not to bring any claim against company and waived his rights, accordingly.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

NOTE 10 - NOTES PAYABLE

In September 2009, we borrowed $25,000 from an investor on a short term basis (“September 2009 individual loan”).

Notes payable consist of the following at December 31, 2009:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$--	$--	$--
Meyers bridge notes	--	-	--
Individual loans (in default)	95,738	-	95,738
September 2009 individual loan	25,000		25,000
1 year convertible notes (in default)	81,601	--	81,601
3 year convertible notes	6,200	-	6,200
Total notes payable	$208,539	$--	$208,539

At both December 31, 2009 and March 31, 2009, the individual loans were in default.

Notes payable consist of the following at March 31, 2009:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Zero coupon notes	$247,187	$(156,150)	$91,037
Meyers bridge notes (in default)	150,000	-	150,000
Individual loans (in default)	162,488	-	162,488
1 year convertible notes	700,325	(101,666)	598,659
3 year convertible notes	92,675	(78,682)	13,993
Total notes payable	$1,352,675	$(336,498)	$1,016,177

In the three months ended December 31, 2009, one holder of the two remaining zero coupon notes converted all $7,812 of his principal into our common stock and the other holder converted his $35,000 zero coupon note into a 1 year convertible note and as of December 31, 2009, all of the zero coupon notes had been converted to common stock.

In the three months ended December 31, 2009, the remaining holder of the Meyers bridge notes converted $30,000 of his principal into our common stock and as of December 31, 2009, all of the Meyers bridge notes had been converted to common stock or been repaid.

In the three months ended December 31, 2009, holders of the 3 year convertible notes did not convert any of their principal into our common stock.

In the three months ended December 31, 2009, three holders of the 1 year convertible notes converted $191,706 of their principal into common stock and the remaining holder of the zero coupon notes converted his $35,000 principal balance into a 1 year convertible note.

NOTE 11 – NOTE RECEIVABLE

In December 2009, we provided a no-interest short-term loan of $50,000 to another Christian videogame developer, Digital Praise, Inc., a California corporation (“DP”), to assist them with their working capital requirements. As of December 31, 2009, DP had repaid $10,411 of the loan and they owed us $39,589.

NOTE 12 - DEFERRED REVENUES

At December 31, 2009, we had $1,453 of deferred revenue related to our on-line store sales. As we allow a one-month period for our on-line store customers to return our games, we record the revenue from the last month of each quarter as deferred revenue and then recognize that revenue once the one-month period has elapsed.

NOTE 13 – SUBSEQUENT EVENTS

In January 2010, we issued 61,000,000 shares of common stock to consultants for legal and operational consulting services.

In January 2010, we issued 4,545,455 shares to investors in exchange for net proceeds of $25,000.

In January 2010, we loaned an additional $50,000 to Digital Praise under identical terms as the note for the same amount in December 2009 (see Note 11 above).

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

THE COMPANY

Left Behind Games, a Washington corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002. The Company is engaged in the development, production and sale of Christian inspirational PC video games based upon the popular Left Behind series of novels, published by Tyndale House Publishers. The mission of the Company is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences. As of the date of this Annual Report, we produce and sell inspirational video games.

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

Left Behind Games, Inc., a Washington corporation, became a public company on February 7, 2006. On that date, through a reverse merger acquisition, we acquired the public entity Bonanza Gold, Inc., a Washington corporation which had been in operation since 1961. As a result of the share exchange agreement, LFBG shareholders and management controlled the new public company and as part of the transaction, we changed the name of Bonanza Gold, Inc. to Left Behind Games, Inc. We are currently doing business under the name “Inspired Media Entertainment.”

Due to the high impact of the brand name “Left Behind Games” recognized within the marketplace, we have retained this name although other products have been added to our line. As time goes on, and we continue to add new products, we anticipate changing our name to Inspired Media Entertainment.

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

On May 20, 2008, we acquired the publishing and distribution rights to the PC game, “Keys of the Kingdom.” This game features brain-teasing dynamics and inspirational scriptures. We agreed to pay the author a royalty of fifteen percent (15%) of gross profits.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the nine months ended December 31, 2009, we raised $1,575,550 through the sale of common stock to certain “accredited investors” under several different formats. We continue to generate operating losses and have only just begun to generate revenues.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2009.

Series C Preferred Stock

On September 28, 2009, the Company filed a Certificate of Designations for a Series C Preferred Stock. The authorized number of Series C Preferred Stock is 10,000. The holders of the Series C Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million five hundred thousand (1,500,000) shares of common stock. The voting rights of the Company’s common stockholders may be limited by the issuance of Series C Preferred Stock. In the nine months ending December 31, 2009, the Company has issued 10,000 of such shares to its CEO, Troy Lyndon.

Series D Preferred Stock

On September 28, 2009, the Company filed a Certificate of Designations for a Series D Convertible Preferred Stock. The authorized number of Series D Convertible Preferred Stock is 1,000. The holders of the Series D Convertible Preferred Stock have no voting power whatsoever, except as otherwise provided by the Washington Business Corporation Act and for provisions protection of the Series D Convertible Preferred Stock Certificate of Designations. In each instance, each share of Series D Convertible Preferred Stock shall be entitled to one vote. Each holder of Series D Convertible Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Convertible Preferred Stock is first issued, to convert each share of Series D Convertible Preferred Stock into one million five hundred thousand (1,500,000) fully-paid and non-assessable shares of the Company’s common stock. The voting rights of the Company’s common stockholders may be limited by the issuance and/or conversion of Series D Convertible Preferred Stock.

In the first week of the quarter ending December 31, 2009, we issued 10 series D Preferred shares to one of our Directors, Richard Knox, Jr., of which he converted 1 share into one million five hundred thousand (1,500,000) shares of the Company’s common stock. Also, in the quarter ending December 31, 2009, our CEO, Troy Lyndon, converted his 100 shares of Series D Preferred Stock into one hundred fifty million (150,000,000) shares of the Company’s common stock. There are currently 9 shares of Series D Preferred Stock issued and outstanding, all of which are held by Richard Knox, Jr.

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

Pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders, on October 29, 2009, the Board of Directors and Troy A. Lyndon, our Chief Executive Officer, Chief Financial Officer and Chairman, and Richard J. Knox, Jr., one of our Directors, jointly approved of the above actions in accordance with a majority shareholder vote, the voting rights of which are described as follows. Mr. Lyndon owns an aggregate of 12,027,378 pre-forward split shares of common stock and 10,000 shares of Series C Preferred Stock. Each share of Common Stock has the right to one vote on the proposals above and each Series C Preferred Stock has the voting equivalency of 10 million shares of Common Stock; thereby giving Mr. Lyndon total voting power equal to 10,012,027,378 pre-split shares of Common Stock, approximately 91.1% of the total voting securities (10,986,135,018 pre-split shares consisting of 971,467,844 pre-split shares of Common Stock, 3,586,245 of Series A Preferred Stock, 11,080,929 shares of Series B Preferred Stock and 10,000 shares of Series C Preferred Stock having the voting equivalency of 10 billion pre-split shares of Common Stock). Mr. Richard J. Knox, Jr. who owns 3,000,000 pre-split shares of Common Stock also approved of the above proposals. Together, Mr. Lyndon and Mr. Knox own the voting equivalency of 10,015,027,378 pre-split shares of Common Stock, approximately 91.4% of the issued and outstanding voting securities. The Board of Directors considered the above proposals in September 2009 when they were in discussions regarding the Company’s forward stock split of 3-for-2. Upon the consummation of the forward stock split on October 13, 2009, the Company had 971,467,844 shares of common stock issued and outstanding, only 228,532,156 shares less than the total 1.2 billion shares then currently authorized pursuant to the Company’s Certificate of Incorporation. The Board of Directors decided to increase the Company’s authorized common stock to 3 billion shares to give the Company additional ability to issue shares in future financings or corporate transactions, if any, or for compensation for services rendered by various individuals or entities.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our mailing address is 25060 Hancock Avenue, Suite 103 Box 110, Murrieta, CA 92562. Our phone number is (951) 894-6597. Our Web site is http://www.leftbehindgames.com.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 and 2008

Revenues

We recorded net revenues of $52,868 for the three months ended December 31, 2009 compared to $33,232 in the three months ended December 31, 2008. This represented an increase in our revenues of $19,636, or 59%. The revenues in the three months ended December 31, 2009 were from a mix of Left Behind: Eternal Forces, Left Behind:Tribulation Forces, three Charlie Church Mouse (“CCM”) games and Keys of the Kingdom.

Approximately 71% of our revenues in the December period arose from sales through our new master distributor. The remainder of our revenue came from cash receipts from the Christian bookstore or church market or from on-line sales.

The revenues from our distributor were reduced by a number of deductions under our distribution agreement totaling $47,592, as follows:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Based upon sell through reports provided by our distributor, approximately 4,036 of our games sold through to the end consumers in the December period, almost all of which occurred in certain Wal-Mart and Target stores.

No significant amount of our revenue for the three months ended September 30, 2009 came from a large retail customer.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $11,372 for the three months ended December 31, 2009 compared to $2,967 in the three months ended December 31, 2008. This represented an increase in our cost of sales – product costs of $8,405, or 283%. The increase in cost of sales – product costs was due to the increase in revenues noted above and to a lower average selling price than in the prior period. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $9,418 for the three months ended December 31, 2009 compared to $3,220 in the three months ended December 31, 2008. This represents an increase in our intellectual property costs of $6,198, or 192%, due to an increase of sales of Charlie Church Mouse games which require a larger royalty percentage.

Stock Based Compensation

Stock based compensation to consultants, directors and employees totaled $3,777,783 for the three months ended December 31, 2009, compared to $7,098 for the three months ended December 31, 2008, an increase of $3,770,075. The increase was primarily due to a charge of $3,597,100 in stock-based compensation related to the issuance to our CEO and outside director of an aggregate of 110 shares of Series D convertible preferred stock, which was convertible in 165,000,000 shares of our common stock. We measured the value of that issuance based upon the closing market price on the issuance date of the Series D convertible Preferred Stock.

General and Administrative Expenses

General and administrative expenses were $763,338 for the three months ended December 31, 2009, compared to $269,974 for the three months ended December 31, 2008, an increase of $493,364. The increase was primarily due to the change were an increase in professional fees of $376,634, an increase in marketing costs of $120,472, an increase in sales commissions of $33,039, an increase in postage expense of $28,753 and an increase in wages of $19,886.

Product Development Expenses

Product development expenses were $26,967 for the three months ended December 31, 2009, compared to $364 for the three months ended December 31, 2008, an increase of $26,603. This increase was the result of investments in new game and software infrastructure development in the 2009 period largely with outside contractors.

Interest Expense

We recorded interest expense of $27,499 for the three months ended December 31, 2009, compared to $196,855 in the three months ended December 31, 2008, a decrease of $169,356, or 86%. Our interest expense is comprised of interest incurred on outstanding debts and the, accretion of the debt discounts related to zero coupon notes and, in the 2008 period, amortization of debt issuance costs. The accretion of debt discount was $18,868 in the December 2009 period compared to accretion of debt discount and amortization of debt issuance costs of $353,949 in the 2008 period. This expense was significantly reduced as the majority of the debt discounts and all of the debt issuance costs had been amortized away in prior periods and were completely amortized in the 2009 period.

Net Loss

As a result of the above factors, we reported a net loss of $4,563,609 for the three months ended December 31, 2009, compared to a net loss of $492,776 for the three months ended December 31, 2008. In addition, our accumulated deficit at December 31, 2009 totaled $50,287,777.

Nine Months Ended December 31, 2009 and 2008

Revenues

We recorded net revenues of $95,264 for the nine months ended December 31, 2009 compared to $151,974 in the nine months ended December 31, 2008. This represented a decrease in our revenues of $56,710, or 37%. The primary driver in the decrease was reduced sales in the Christian bookstore market since we primarily focused on generating sales directly with churches and deemphasized sales to Christian bookstores to a certain extent.

The revenues in the nine months ended December 31, 2009 were from a mix of Left Behind: Eternal Forces, Left Behind: Tribulation Forces, three Charlie Church Mouse (“CCM”) games and Keys of the Kingdom.

Approximately 39% of our revenues in the December period arose from sales through our new master distributor. The remainder of our revenue came from cash receipts from the Christian bookstore or church market or from on-line sales.

The revenues from our distributor were reduced by a number of deductions under our distribution agreement totaling $47,592, as follows:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Based upon sell through reports provided by our distributor, approximately 4,036 of our games sold through to the end consumers in the December period, almost all of which occurred in certain Wal-Mart and Target stores.

No significant amount of our revenue for the three months ended September 30, 2009 came from a large retail customer.

In the nine months ended December 31, 2008, 29% of our revenue came from our largest retail customer.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $38,279 for the nine months ended December 31, 2009 compared to $36,454 in the nine months ended December 31, 2008. This represented an increase in our cost of sales – product costs of $1,825, or 5%. The increase in cost of sales – product costs was due to a lower average selling price in the 2009 period, which decreased our average gross profit. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $16,609 for the nine months ended December 31, 2009 compared to $6,934 in the nine months ended December 31, 2008. This represents an increase in our intellectual property costs of $9,675, or 140%.

Stock Based Compensation

Stock based compensation to consultants, directors and employees totaled $4,237,928 for the nine months ended December 31, 2009, compared to $266,819 for the nine months ended December 31, 2008, an increase of $3,971,109. The increase was primarily due to a charge of $3,597,100 in stock-based compensation related to the issuance to our CEO and outside director of an aggregate of 110 shares of Series D convertible preferred stock, which was convertible in 165,000,000 shares of our common stock. We measured the value of that issuance based upon the closing market price on the issuance date of the Series D convertible Preferred Stock.

General and Administrative Expenses

General and administrative expenses were $1,485,385 for the nine months ended December 31, 2009, compared to $1,302,868 for the nine months ended December 31, 2008, an increase of $182,517.

The increase was primarily due to increases in professional fees of $558,378, and marketing costs of $234,284. Those increases were offset by reductions in payroll of $239,171, in insurance expense of $46,457 and in office expense of $44,087,

Product Development Expenses

Product development expenses were $76,928 for the nine months ended December 31, 2009, compared to $52,342 for the nine months ended December 31, 2008, an increase of $24,586, or 47%.

Interest Expense

We recorded interest expense of $525,971 for the nine months ended September 30, 2009, compared to $571,408 in the nine months ended September 30, 2008, a decrease of $45,437, or 8%. Our interest expense is comprised of interest incurred on outstanding debts, accretion of the debt discounts related to zero coupon notes and the recognition of expense due to the beneficial conversion feature resulting from the discounted conversion rate offered to the holders of notes payable who elected to accept a discounted conversion rate during the reporting period. During the nine months ended December 31, 2009, we recorded an expense of $131,251 that represented the beneficial conversion feature expense. We did not record any expense related to beneficial conversion feature expense during the nine months ended December 31, 2008. The accretion of the debt discount was $336,499 for the nine months ended December 31, 2009 as compared to $421,077 for the nine months ended December 31, 2008. The 2008 figure also included amortization of debt issuance costs.

Other Income

In the nine months ended September 30, 2008, we recorded debt forgiveness income of $250,000 from a restructuring of our Left Behind Games license and a gain from extraordinary events of $468,837 related to the termination and settlement of the distribution arrangement with our former primary distributor.

Net Loss

As a result of the above factors, we reported a net loss of $6,286,141 for the nine months ended December 31, 2009, compared to a net loss of $1,416,657 for the nine months ended December 31, 2008. In addition, our accumulated deficit at December 31, 2009 totaled $50,287,777.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 we had $225,230 of cash compared to $7,778 of cash at March 31, 2009, an increase of $217,452 largely due to private sales of our common stock to “accredited investors”. At December 31, 2009, we had a working capital deficit of $2,205,716 compared to a working capital deficit of $3,643,117 at March 31, 2009.

Operating Activities

For the nine month periods ended December 31, 2009 and 2008, net cash used in operating activities was $1,385,730 and $517,654, respectively. The $868,076 increase in cash used in our operating activities was primarily due to the increased loss, which was partially offset by the non-cash nature of stock-based compensation to consultants and employees. The net losses for the nine month periods ended December 31, 2009 and 2008 were $6,286,141 and $1,416,657, respectively, an increase of $4,869,484.

Investing Activities

We invested $2,457 in fixed assets during the nine month period ended December 31, 2009.

Financing Activities

For the nine month periods ended December 31, 2009 and 2008, net cash provided by financing activities was $1,605,639 and $533,467, respectively. The primary element of cash provided by financing activities in the nine month period ended December 31, 2009 was raised through the sale of common stock and in the nine month period ended December 31, 2008, through borrowings under notes payable.

Future Financing Needs

Since our inception in August 2002 through December 31, 2009, we have raised approximately $12 million through funds provided by private placement offerings and convertible notes. This was sufficient to enable us to develop our first product and expand our product line to include 6 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. We will need to continue raising capital through privately placed offerings in order to continue our operations over the next twelve months. It is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

We have reduced our staff in order to preserve cash. This personnel reduction does not negatively impact our game development because of our use of outsourcing. This structure allows us to expand the size of our development team on a product-by-product basis without substantially increasing our long-term monthly burn-rate of cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments. During the nine months ended December 31, 2009, we raised $1,575,550 through the sale of common stock to certain accredited. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $2,205,716, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Historically, we promoted our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with accounting standards, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the nine months ended December 31, 2008, we had no such types of arrangements.

During the three months ended December 31, 2009, we recorded the following deductions from our revenues:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures.

In accordance with Securities Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

•

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both our Principal Executive Officer and Principal Financial Officer. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

Until such time as we retain the services of a Principal Financial Officer, the above-described deficiency will exist. We intend to hire a Principal Financial Officer in the future as our Company grows and we have sufficient capital to pay such individual.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to litigation from time to time in the ordinary course of our business.

On July 25, 2009, Xerox Corporation filed suit against us for approximately $67,237, representing full payment of two three year operating leases we have on two Xerox WorkCentre systems. A stipulation of judgment was entered into to resolve a dispute with Xerox Corporation in the amount of approximately $67,237. The settlement called for the Company to pay $1,448.77 per month until satisfaction in full, which the Company has been doing for several months.

We have recently become aware of a claim from our former President, Jeffrey Frichner, which we received from the California State Labor Board in an amount exceeding $100,000. The company will protect its rights in accordance with the settlement agreement it executed with its former President, in which he agreed not to bring any claim against company and waived his rights, accordingly.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ending December 31, 2009, we issued to independent third parties, some of whom were accredited investors, 95,538,923 shares of common stock for services provided, valued at $480,603 (based on the closing price on the respective grant date). We also issued 4,000,000 shares of common stock, valued at $60,000 (based on the closing price on the respective grant date), to certain employees as additional compensation. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

Also, during the three months ended December 31, 2009, a holder of our zero coupon notes converted all $7,812 of his principal into our common stock, the remaining holder of the Meyers bridge notes converted $30,000 of his principal into our common stock and three holders of the 1 year convertible notes converted $191,706 of their principal into common stock. The shares were issued pursuant to the registration exemptions afforded the Company under Section 3(a)(9) promulgated under the Securities Act of 1933, as amended, due to the fact that the securities were converted for no additional consideration.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We are in default on notes payable totaling $177,338 as we were unable to repay the notes upon maturity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

None

ITEM 6. EXHIBITS.

(a)

Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
3.1*	Articles of Amendment to the Certificate of Incorporation of Left Behind Games, Inc., dated September 28, 2009
3.2**	Certificate of Designation of Series C Preferred Stock
3.3**	Certificate of Designation of Series D Preferred Stock
31.1

Certification by Troy A. Lyndon, Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification by Troy A. Lyndon, Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

* Filed as an exhibit to Form 10-Q (File No.: 000-50603) for the quarter ended September 30, 2009 filed with the SEC on November 18, 2009 and incorporated by reference herein.

**Filed as an exhibit to Form 8-K (File No.: 000-50603) filed with the SEC on September 28, 2009 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

Date: February 19, 2010

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

(Principal Executive Officer)

(Principal Financial and Accounting Officer)