Form 10-K/A
period 2009-03-31
LEFT BEHIND GAMES INC.
filed 2010-03-18
CIK 13055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

     .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-50603

LEFT BEHIND GAMES, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0745418
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

25060 Hancock Avenue

Suite 103 Box 110

Murrieta, California 92562

(Address of principal executive offices)

Issuer’s telephone number:	(951) 894-6597

Issuer’s facsimile number:	N/A

N/A

(Former name, former address and former

fiscal year, if changed since last report)

Copies to:

The Sourlis Law Firm

Virginia K. Sourlis, Esq.

214 Broad Street

Red Bank, New Jersey 07701

 (732) 530-9007

www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

The aggregate market value of the Common Stock held by non-affiliates was approximately $9,881,277 based upon 1,703,666,465 shares at the closing price of the Common Stock of $0.0058 as reported by the Over-the-Counter Bulletin Board ("OTCBB") on December 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

The number of shares of the Common Stock of the registrant outstanding as of March 18, 2010 was 1,867,695,843.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

-------------------------------------------------------------------------------------------------------------------------------------------------------

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Form 10-K for the fiscal year ended March 31, 2009, as originally filed with the SEC on July 15, 2009, and as amended for the first time on October 22, 2009, to (1) revise Item 9A(T) to report on management’s assessment of internal control over financial reporting, and (2) file currently dated certifications by our principal executive and principal financial officer.

This Amendment No. 2 continues to speak as of the date of the original Form 10-K for the fiscal year ended March 31, 2009 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of Amendment No. 1 of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on July 15, 2009.

-------------------------------------------------------------------------------------------------------------------------------------------------------

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

Based upon that evaluation which included the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting below, our CEO has revised his initial conclusion and believes that, as of March 31, 2009, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

CHANGES IN CONTROLS AND PROCEDURES

There were no changes made in our internal controls over financial reporting during the year ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

LEFT BEHIND GAMES INC.
(Registrant)

March 18, 2010	By:	/s/ TROY A. LYNDON Troy A. Lyndon Chief Executive Officer and Chairman (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

March 18, 2010	/s/ TROY A. LYNDON Troy A. Lyndon	Chief Executive Officer and Chairman (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

March 18, 2010	/s/ RICHARD KNOX, SR Richard Knox, Sr.	Director

March 18, 2010	/s/ RICHARD KNOX, JR. Richard Knox, Jr.	Director