Form 10-K
period 2010-03-31
LEFT BEHIND GAMES INC.
filed 2010-07-14
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

OR

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company. Yes      . No  X .

The aggregate market value of the Common Stock held by non-affiliates was approximately $17 million based upon 624,922,506 shares at the closing price of the Common Stock of $0.0273, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on September 30, 2009.

The number of shares of the Common Stock of the registrant outstanding as of July 9, 2010 was 2,714,529,576.

TABLE OF CONTENTS

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

Our Company became one of the first to develop, publish, and distribute games for the multi-billion dollar inspirational marketplace when in November of 2006, we released our first product, “LEFT BEHIND: Eternal Forces”, a PC real-time strategy game. This original release has made LEFT BEHIND the most widely distributed Christian PC game in the history of this new market segment.

On July 5, 2007, we obtained an exclusive license to sell three (3) PC games featuring Charlie Church Mouse to the Christian Booksellers Association (CBA) market from Lifeline Studios, Inc., the developer and original publisher. On June 30, 2009, we expanded our license agreement for Charlie Church Mouse PC Games to include all distribution channels worldwide and on May 12, 2010, we acquired the entire Charlie Church Mouse brand.

On May 20, 2008, we acquired the publishing and distribution rights to the PC game, “Keys of the Kingdom.” This new game features brain-teasing dynamics and inspirational scriptures. We agreed to pay the author a royalty of fifteen percent (15%) of gross profits.

Since becoming incorporated, we have not had or been involved in any bankruptcy, receivership or similar proceeding.

Recent Developments

On June 24, 2009, we announced that Wal-Mart has approved a test market for our games. Based upon a successful test, Walmart is expected to expand the test region in Fall 2010 with the expectation to place a national order if such a new test is successful.

On July 7, 2009, we signed a distribution agreement with Jack of All Games to distribute our games, providing us with increased potential distribution of our products into stores including Wal-Mart, Best Buy, Target, EB Games, GameStop, Toys "R" Us, Blockbuster and other leading retailers.

In December, 2009, we signed a representation agreement with Strategic Marketing Partners to offer our products in 2010 to all major retailers. Fulfillment of product sales shall occur through our distribution agreement with Jack of All Games.

On April 21, 2010, we announced strategic relationship agreements with Lifeline Studios and Cloud9Games to develop three new games for release in-time for Christmas 2010. Such titles include Charlie Church Mouse 3D Bible Adventures, Praise Champion and King Solomon’s Trivia Challenge.

On June 15, 2010, we announced and published our 2010 Product Catalog, available on our website at www.lbgames.com.

Digital Praise:

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2010, On February 22, 2010, Left Behind Games, Inc., a Washington corporation (“LFBG” or the “Company”), entered into an Agreement and Plan of Merger (the “Agreement”) with DP Acquisition, Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Digital Praise, Inc., a California corporation (“Digital Praise”). Pursuant to the Agreement, Merger Sub was supposed to merge into Digital Praise with Digital Praise being the surviving corporation (the “Merger”). The consummation of the Merger was subject to the completion and satisfaction of the terms and conditions of the Agreement. Upon the consummation of the Merger, the Company would have acquired 100% of Digital Praise. On April 30, 2010, our intended merger with Digital Praise expired. As of March 31, 2010, Digital Praise owed us $202,221 under promissory notes we issued to them to assist them with their working capital needs.

Principal Products or Services and Their Markets

All of the games are now branded under the names of LB Games and Inspired Media Entertainment. However, they fall into three categories due to the acquisition of the Charlie Church Mouse brand name and the Keys of the Kingdom rights. See www.lbgames.com. These games have received positive support from well respected Christian leaders, including the Billy Graham Center and Joel Osteen’s Church (Lakewood), one of the largest mega-churches in the U.S.

The company plans to release 2 new brands scheduled to be released in October, 2010 as Praise Champion and King Solomon’s Trivia Challenge. For more information about these, download the Company’s 2010 product line catalog at www.lbgames.com.

In addition to the upcoming new games, the company maintains the following three product lines:

Left Behind Games.

Two of our primary video games are based upon the Left Behind novels and products. These entail fictional storylines focused on events at the end of the world, including the ultimate battles of good against evil. They are very action oriented and supremely suitable for an engaging series of electronic games.

Our initial product was a PC game called “Left Behind: Eternal Forces” (“EF”). EF is a real time strategy game played by one (1) person or online by up to eight (8) players on PCs. The game was launched in November 2006, and we have made nine (9) free updates since the launch. It is based on the Left Behind series, but is not specific to any one of the Left Behind novels.

A year later, “Left Behind: Tribulation Forces” was launched in November 2007. It is a sequel to EF and it takes the real-time genre to an entirely new level. Greater emphasis is placed upon the idea that spiritual weapons such as “prayer” and “worship” are more powerful to achieve the goals of the game than the user of “guns”. Tribulation Forces includes the original forty (40) missions of Eternal Forces, with five (5) new in-depth missions. A new American Militia faction and enhanced artificial intelligence system provides gamers a more challenging experience. Multiplayer features are enhanced and the world graphics have been substantially improved, along with new maps representing a larger portion of a post-apocalyptic New York City.

Currently, “Left Behind 3: Rise of the Antichrist” is scheduled for release October 2010.

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

Currently, “Charlie Church Mouse 3D Bible Adventures” is schedule for release October 2010.

Keys of the Kingdom Game

We launched “Keys of the Kingdom” PC game in the summer of 2008. This game features brain-teasing dynamics and inspirational scriptures. We are obligated to pay the author a royalty of fifteen percent (15%) of gross profits pursuant to our royalty agreement with the developer for as long as we sell the game.

Additional Products & Marketing

Although we started as a one product company, we have expanded our product line to include six (6) games with plans to release four new games in-time for Christmas 2010. We also are actively seeking to acquire new products, and potentially businesses, to further enhance our product offerings.

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

Market Industry Overview

Company’s Core Demographics. The company’s primary audience is both the Christian demographic, the single largest segment of American consumers and gamers who play family-friendly video games.

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

In 2010, according to the ESA (Entertainment Software Association), 67% of American households play computer or video games. The average game player age is 34 and 26% of gamers were over the age of 50. The average age of the most frequent game purchaser is 40. 54% of game purchasers are male and 46% are female. The average gamer has been playing electronic games for an average of 12 years. 64% of gamers play games with other gamers in person. This is an increase from 62% in 2009 and from 59% in 2008. 67% of homes in America own either a console and/or PC used to run entertainment software. 93% of the time parents are present at the time games are purchase or rented. 64% of parents believe games are a positive part of their children’s lives. 86% of the time children receive their parents’ permission before purchasing or renting a game. 48% of parents play computer and video games with their children at least weekly. 76% of parents believe that the parental controls available in all new video game consoles are useful. Further, parents impose time usage limits on video games more than any other form of entertainment. The best-selling Computer Game Super Genres by Units Sold in 2009 were Strategy (35.5%), Family Entertainment (18.7%), Role Playing (13.9%), Adventure (10.2%), Shooter (10.1%), Action (3.2%), Other Games/Compilations (2.2%), Flight (1.8%), Children’s Entertainment (1.7%), Sport Games (1.6%), Racing (0.8%), Arcade (0.3%), and Fighting (0.1%). For current and up-to-date game industry information, download a free publicly available report from the ESA at www.theesa.com.

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

Consistent with past years' numbers, in 2010, the ESA announced that the majority of games that sold were rated "E" for "Everyone" (48%), followed by “Everyone 10+” (12.1%), "T” for “Teen" rated games (22.3%) and by "M” for “Mature" rated games (17.4%). By comparison, in 2002, E-rated games accounted for 55.7% of games sold, T-rated games 27.6% and M-rated games made up 13.2% of games sold.

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

Based on the popularity and success of the Left Behind Series with all ages, we believe that the Left Behind Brand is uniquely positioned for long-term success in the interactive video game marketplace. Our challenge is in reaching our target demographic. Recent interactive game market studies reveal a rapidly growing market comprised of people from all ages and cultures. Based on statements by the president of the ESA, we believe that the last few years and the next several years are watershed years for interactive products.

Social Gaming, iPhone, Android and other new platforms. It is clear that new platforms are emerging and represent potential opportunities for growth in the video game industry. The Company is taking a wait-and-see approach to review the financial results of the majority of game companies pursuing these opportunities because management believes break-out successes, although exciting, do not justify the lack of historical data necessary to evaluate market risk and therefore any participation with such new platforms will be preceded by adequate risk assessments. However, the Company anticipates it will grow into these new markets over time once a solid business model can be established based upon historical data, not just entrepreneurial zeal. We are already pioneering a new genre in the established video game markets. And accordingly, we are staying focused on this primary goal.

Video Game Software and Hardware Industries. According to Michael Pachter, Interactive Entertainment Research Analyst for Wedbush Securities, “The most successful publishers are those who build diverse libraries of branded games that produce sequels and recurring revenue streams. With a base-load of steady, sequel-driven revenues, publishers have better visibility into their future performance, which leads to better planning and investment. A less-volatile revenue and earnings model also leads to more confidence from Wall Street and higher public valuations.”

Marketing

We have used a variety of avenues for promoting and marketing the launch of our products in the past 4 years, including television, radio, print advertising, trade shows, as well as the Internet. We anticipate that the Internet in 2010 will become our most cost-effective method for developing brand awareness and promoting our products.

Interactive software publishers use various strategies to differentiate themselves and build competitive advantages within the industry such as platform focus, internal versus external development, third party distribution, international sales and game genre focus. We initially focused on the PC/Multi-player version of our Left Behind titles, since the Strategy segment is the largest market of sales for PC games. Our other products reach a less significant base. However, our new distribution agreements with Strategic Marketing Partners and renewal with our distributor Jack of All Games gives our company the potential to market and ‘distribute’ to retailers throughout North America. We expect to continue to make games for the PC platform with the intent to create games for the Wii and Xbox 360 after we achieve a sustainable level of profitability, which we anticipate with be in 2011 or 2012.

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

Employees

We employ 13 full-time and 12 development workers in the United States.

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

Need for substantial additional funds.

At March 31, 2010, we only had $56,677 cash on hand. At March 31, 2010, we had accounts receivable of $6,915 and we had $2,350,525 in accounts payable and accrued expenses. We currently need additional funds to finance our operations and the development of our product line within the next twelve months. Our cash requirements may vary or increase materially from those now planned because of unexpected costs or delays in connection with creation of video games, changes in the direction of our business strategy, competition, and other factors. Adequate funds for these purposes may not be available when needed or on acceptable terms.

A prolonged recession could materially adversely affect our operation.

We are currently experiencing the worst world recession since the Great Depression and the Country’s unemployment rate is increasing. Our Net Revenues decreased from $196,316 for the fiscal year ended March 31, 2009 to $111,572 for the fiscal year ended March 31, 2010, a decrease of 43.2% percent. Sales of video games, such as ours, are considered to be “discretionary” items and in periods of economic slowdown and increased unemployment traditionally slow down. Period economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for video games, or the public perception that any of these events may occur, could result in a general decline economic activities, which would adversely affect our financial position, results of operations, and cash flow. However, we do believe this reduction in sales resulted from a focus to improve our balance sheet, more so than increase sales. For the fiscal year ending March 31, 2010, this period represents our most significant gains with regard to improvements to our balance sheet since we were founded.

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

Our revenues will be partially dependent on the popularity of the Left Behind series of novels, the Charlie Church Mouse television series and public perception of our brands. If popularity declines, it may have a material adverse effect on our revenues and operating results.

There can be no assurance that the Left Behind Games series or our other brands will sustain its popularity and continue to grow. With regard to the Left Behind brand, according to the publisher, the final book in the series was released in April 2007 and, as a result, it is likely that the popularity of the series is past its peak. A decline in the popularity of the Left Behind Games series will likely affect the popularity of any product based upon the series, including the products that we intend to develop and distribute, and that, in turn, would have a material adverse effect on our revenues and operating results. Despite the popularity of the Left Behind Games series, there can be no guarantee that any video game product based upon the series will enjoy the same popularity or achieve commercial success.

We identified a material weakness in internal control over financial reporting during fiscal years 2010 and 2009. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the price of our common stock.

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

Our ability to develop and market our Left Behind branded video game products depends entirely upon our license from the publisher of the Left Behind Games series.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2010, the high and low closing sale prices of a share of our common stock were $.0673 and $0.002, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history, our low level of revenue and or lack of profitability to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Our officers and directors beneficially own or control the majority of voting shares as of July 13, 2010, which may limit your ability or that of other shareholders, whether acting individually or together, to propose or direct the management or overall direction of our company.

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

ITEM 2. DESCRIPTION OF PROPERTY

We operate in a 4,355 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2010. Its cost is $2,918.50 per month. Our lease ends each October and is renewable each year for 3 years at a similar lease rate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 2009, the Company filed with the SEC a Definitive Information Statement therein notifying the Company’s shareholder of record as of the close of business on October 29, 2009 that a majority of the Company shareholders signed a written consent on November 9, 2009 at the Company’s offices, to vote on the following proposals:

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

4.

These actions took effect on November 30, 2009.

On October 9, 2009, after the close of business, the Company effectuated a 3-for-2 forward common stock split.

On September 28, 2009, the Company filed a Certificate of Designations for a Series C Preferred Stock. The authorized number of Series C Preferred Stock is 10,000. The holders of the Series C Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. The Series C Preferred Stock Certificate of Designations is filed as an exhibit to this Form 8-K.

On September 28, 2009, the Company filed a Certificate of Designations for a Series D Preferred Stock. The authorized number of Series D Preferred Stock is 1,000. The holders of the Series D Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. Each holder of Series D Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Stock is first issued, to convert each share of Series D Stock into one million (1,000,000) fully-paid and non-assessable shares of the Company’s common stock. The Series D Preferred Stock Certificate of Designations is filed as an exhibit to this Form 8-K.

As stated in such September 28, 2009 filings, the voting power of the Company’s common stock will be greatly limited by the issuance of any shares of Series C Preferred Stock and/or Series D Preferred Stock.

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

	High Ask	Low Bid
Year ended 3/31/10
Quarter ended 6/30/09	$0.093	$0.002
Quarter ended 9/30/09	0.047	0.015
Quarter ended 12/31/09	0.067	0.01
Quarter ended 03/31/10	0.015	0.003

Year ended 3/31/09
Quarter ended 6/30/08	$0.02	$0.02
Quarter ended 9/30/08	0.008	0.0066
Quarter ended 12/31/08	0.006	0.005
Quarter ended 03/31/09	0.0035	0.003

Holders

As of June 9, 2010, there were approximately four thousand seventy-five (4,075) holders of record of our common and preferred stock.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain any future earnings to finance our operations.

Common Stock

We are authorized to issue three billion (3,000,000,000) shares of $0.001 par value common stock of which 2,597,529,576 shares are currently outstanding as of July 9, 2010. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

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

Preferred Stock

We are authorized to issue Sixty Million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares, 11,040,929 preferred B shares, 10,000 preferred C shares and 9 preferred D shares are issued and outstanding as of July 9, 2010 respectively. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares enjoy one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period. Subsequently, each series B preferred share has voting power equal to one vote of common stock.

As stated in our September 28, 2009 filing, the authorized number of shares of Series C Preferred Stock is Ten Thousand (10,000). The holders of the Series C Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. The authorized number of Series D Preferred Stock is One Thousand (1,000). The holders of the Series D Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. Each holder of Series D Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Stock is first issued, to convert each share of Series D Stock into one million (1,000,000) fully-paid and non-assessable shares of the Company’s common stock.

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

(b) Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2010, we received $2,087,050 in net proceeds from the sale of 439,875,087 shares of common stock.

During the fiscal year ended March 31, 2010, we also issued to independent third parties 326,606,675 shares of common stock for consulting services rendered, valued at $1,246,230 (based on the closing price on the respective grant date). We also issued 105,000,000 shares of common stock, valued at $3,657,100 (based on the closing price on the respective grant date), to certain employees and directors as additional compensation. We also issued 546,870,360 shares for conversion of notes payable, accounts payable and accrued interest, valued at $1,834,153 (based on the principal amount of the notes payable, invoice amounts of accounts payable and ledger balances of accrued interest date).

From April 1, 2010 to July 9, 2010, we received $222,075 in net proceeds from the sale of 297,733,702 shares of common stock. We also raised $25,000 through the issuance of a convertible note.

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the fiscal year ended March 31, 2010, we raised net proceeds of $2,087,050 from the sale of 439,875,087 shares of our common stock. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern”.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Years Ended March 31, 2010 and March 31, 2009

Net Revenues

We recorded net revenues of $111,572 for the fiscal year ended March 31, 2010 compared to $196,316 in the fiscal year ended March 31, 2009, a decrease of $84,744, or forty three percent (43%). The revenue level declined due to reduced cash receipts from sell through in the Christian bookstore marketplace as we focused our sales efforts largely back into large retail stores and the church marketplace. During the fiscal year ended March 31, 2010, we sold through 4,694 units at our large retail store customers.

Approximately 15% of our revenues in the fiscal year ended March 31, 2010 arose from sales through our new master distributor. The remainder of our revenue came from cash receipts from the Christian bookstore or church market or from on-line sales.

The revenues from our distributor were reduced by a number of deductions under our distribution agreement totaling $47,592, as follows:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $46,645 for the fiscal year ended March 31, 2010 compared to $60,534 in the fiscal year ended March 31, 2009, a decrease of $13,889, or twenty-three percent (23%). Cost of sales - product costs consists of product costs and inventory-related operational expenses. Cost of sales - product costs decreased because the lower level of net revenues noted above and to reduced product costs on a per unit basis.

Cost of Sales - Intellectual Property Licenses

We recorded cost of sales - intellectual property licenses of $19,057 for the fiscal year ended March 31, 2010 compared to $13,426 for the fiscal year ended March 31, 2009, an increase of $5,631. Cost of sales - intellectual property licenses consists of certain royalty expenses, amortization of prepaid royalty costs and amortization of certain intangible assets. In the fiscal years ended March 31, 2010, and 2009, all of the cost of sales – intellectual property licenses related to royalties for the Left Behind, Keys of the Kingdom and Charlie Church Mouse games as noted below:

	Fiscal Year Ended March 31,
	2010	2009
Left Behind License	$3,196	$2,185
Charlie Church Mouse License	10,155	8,046
Keys of the Kingdom License	5,706	3,195
Total Cost of Sales - intellectual Property Costs	$19,057	$13,426

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,069,386 for the fiscal year ended March 31, 2010, compared to $999,018 for the fiscal year ended March 31, 2009, an increase of $70,368 or 7.1%. This increase was primarily due to an increase of $100,374 in travel and entertainment expense.

Advertising and Marketing Expenses

Advertising and marketing expenses were $946,772 for the fiscal year ended March 31, 2010, compared to $61,438 for the fiscal year ended March 31, 2009, an increase of $885,334. This increase was partially comprised of $159,769 in general advertising and marketing expenses and $86,595 in advertising and marketing expenses related to our product testing at Wal-Mart. A significant portion of these expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the fiscal years ended March 31, 2010 and 2009, we recorded expenses relating to these non-cash payments to consultants, including amortization of prepaid consulting expenses, of $630,230 and $299,788, respectively. This represented a $330,442 increase during the year ended March 31, 2010.

Legal Fees

Legal Fees were $978,149 for the fiscal year ended March 31, 2010, compared to $134,861 for the fiscal year ended March 31, 2009, an increase of $843,288 or 625%. A significant portion of these legal fees were non-cash charges since we paid several of our attorneys in shares of our common stock rather than in cash. During the fiscal year ended March 31, 2010, we recorded expenses relating to these non-cash payments to attorneys of $616,000. There were no such stock-based legal expenses in the fiscal year ended March 31, 2009.

Salaries and Wages

Wages and salaries were $4,110,541 for the fiscal year ended March 31, 2010, compared to $669,488 for the fiscal year ended March 31, 2009, an increase of $3,441,053 or 514%. We also paid certain or our employees and directors in shares of our common stock rather than in cash. During the fiscal years ended March 31, 2010 and 2009, we recorded expenses relating to these non-cash payments to employees and directors of $3,657,100 and $54,650, an increase of $3,602,450. These non-cash payments included stock issued to our CEO, Troy Lyndon, equal to $3,270,100 and our Director, Richard Knox, Jr. equal to $327,000. The remainder of the overall increase in wages and salaries was primarily related to the rebuilding of our salesforce during the fiscal year ended March 31, 2010.

Product Development Expenses

Product development expenses were $140,307 for the fiscal year ended March 31, 2010 compared to $52,557 for the fiscal year ended March 31, 2009, an increase of $87,750 or 167%. This increase was due to increases in our internal development staff and to projects outsourced to independent contractors to develop new games and make enhancements to our existing games.

Other Income and Expenses

We recorded other expense of $637,715 in the fiscal year ended March 31, 2010. This other expense was comprised of $200,106 of interest expense, $336,498 from amortization of debt discounts and a charge of $101,111 to establish a reserve against a note receivable.

Net other expense in the fiscal year ended March 31, 2009 was $166,621, $718,838 of other income offset by $885,459 of other expenses. Our other income was composed of $250,000 from a gain on the modification of our license of the Left Behind brand and a $468,838 gain that arose from the cancellation of our initial distribution agreement subsequent to a fire at the distributor’s warehouse. We recorded other expenses of $67,394 in the fiscal years ended March 31, 2009, which primarily related to losses that arose from writing off certain fixed assets and intangible assets as well as the impact of the abandonment of leasehold improvements that arose in connection with our corporate downsizing. We recorded interest expense of $818,065 in the fiscal year ended March 31, 2009. Our interest expense included amortization of debt discount and debt issuance costs of $614,415 in the fiscal year ended March 31, 2009.

Net Loss

As a result of the above factors, we reported a net loss of $7,837,000 for the fiscal year ended March 31, 2010, compared to a net loss of $1,961,627 for the fiscal year ended March 31, 2009, resulting in an increased loss of $5,875,373. In addition, our accumulated deficit at March 31, 2010 totaled $51,838,636. These increases are attributable primarily to the factors discussed above.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010 we had $56,677 of cash compared to $7,778 of cash at March 31, 2009, an increase of $56,677. At March 31, 2010, we had a working capital deficit of $2,442,121 compared to a working capital deficit of $3,643,117 at March 31, 2009.

Operating Activities

For the fiscal years ended March 31, 2010 and 2009, net cash used in operating activities was $2,063,773 and $569,137, respectively. The $1,494,636 increase in cash used in our operating activities was primarily due to the increase in our net loss due to increases in our general and administrative expenses and research and development expenses as we increased our expenditures over the fiscal year ended March 31, 2009 to rebuild a sales force and introduce new products into the marketplace. Our operating expenses in the fiscal year ended March 31, 2010 included $4,903,330 of stock-based payments to consultants and employees in order to conserve cash. That was a $4,548,892 increase over the stock-based payments in the prior fiscal year.

The net losses for the fiscal years ended March 31, 2010 and 2009 were $7,837,000 and $1,961,627, respectively, an increase of $5,875,373.

Investing Activities

For the fiscal years ended March 31, 2010 and 2009, net cash used in investing activities was $623 and $0, respectively. These modest investments were attributable to curtailed purchases of property and equipment and payments for trademarks and royalties to conserve cash.

Financing Activities

For the fiscal years ended March 31, 2010 and 2009, net cash provided by financing activities was $2,112,050 and $574,220, respectively. The primary elements of cash provided by financing activities in both fiscal years were issuances of notes payable and the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through March 31, 2010, we have raised approximately $12 million through funds provided by private placement offerings. This was sufficient to enable us to develop our first product and to make some improvements to that product. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the fiscal year ended March 31, 2010, we raised net proceeds of $2,087,050 from the sale of 439,875,087 shares of our common stock. We continue to generate operating losses and expect to need to continue to raise capital through the sale of debt or equity in order to continue our operations for the foreseeable future.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern”.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of $2,442,121, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes the Company's estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long lived assets, stock compensation, contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

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

For sales to our primary channel partner and largest retail customer, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.” Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our primary channel partner or our largest retail customers to their end customers, we recognize previously deferred income as sales and cost of sales. Our primary channel partner and largest retail customer each provide us with sell-through information on a frequent basis regarding sales to end customers and in-channel inventories. In the fiscal year ended March 31, 2010, we engaged a new primary distributor who has confirmed our accounts receivable balances with them in addition to supplying us with sell through information. As a result, we have recognized our accounts receivable balance with them as of March 31, 2010.

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

During the fiscal year ended March 31, 2010, we had the following amounts deducted from revenue:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

During the fiscal year ended March 31, 2009, we did not have any such payments.

Fair Value Measurements

 Effective April 1, 2008, we began measuring the fair value of applicable financial and non-financial assets based on the following levels of inputs:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of derivative liabilities is determined based on unobservable inputs that are corroborated by market data, which is a Level 3 classification. We record certain financial instruments on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

We did not make any fair value estimates n the fiscal year ended March 31, 2010.

We did not make any changes to our valuation techniques compared to the prior fiscal year.

Long-Lived Assets

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This accounting guidance requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. This guidance also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal year ended March 31, 2010. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock Purchase Warrants Issued with Notes Payable

In prior fiscal years, we granted warrants in connection with the issuance of certain notes payable. We measure the relative estimated fair value of such warrants which represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes.

Beneficial Conversion Feature of Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). We measure the estimated fair value of the BCF and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

Share-based Compensation

We account for share-based compensation awards using the fair-value method and record such expense in the consolidated financial statements over the requisite service period. For the fiscal year ended March 31, 2010, we recognized $3,657,100 of share-based compensation expense. All of such share-based compensation was from direct share grants and we used the closing price on the measurement date to value the compensation.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 8. FINANCIAL STATEMENTS

The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 15A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 10, 2008, our Board of Directors appointed J. Crane CPA, P.C. as its new independent registered public accounting firm and J. Crane CPA, P.C. has remained our auditing firm since.

During our fiscal year ended March 31, 2008 through the subsequent interim period ended July 13 2010, neither we nor anyone on our behalf consulted J. Crane CPA, P.C. regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

During the years ended March 31, 2010, 2009, 2008, 2007, 2006 and 2005 there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our March 31, 2010 Form 10-K.

Based upon that evaluation which included the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting below, our CEO has concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal control over financial reporting was not effective as of March 31, 2010 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2010 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

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

CHANGES IN CONTROLS AND PROCEDURES

There were no changes made in our internal controls over financial reporting during the year ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Our directors and executive officers as of July 13, 2010, include the following persons:

Name	Age	Position
Troy A. Lyndon	45	Chairman & Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

Richard Knox, Sr.	72	Director

Richard Knox, Jr.	50	Director

Troy A. Lyndon, Chief Executive Officer and Chairman, is our Chairman and CEO. Mr. Lyndon’s background includes more than 20 years in the development and publishing of video games. Following are a few excerpts taken from a write-up about him in Wikipedia as well as from his biography which can be seen at www.troylyndon.com.

At age 13, Troy Lyndon developed and sold his first video game professionally, titled Space Voyager for the Radio Shack TRS-80. After publishing his first five games before the age of 20, Lyndon dropped out of Moorpark College (majoring in business administration) to pursue video game development full-time.

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

After more than 20 years of success, in 1998 Lyndon left the video games industry to serve on the Jesus Film Project, the largest missionary organization of Campus Crusade for Christ. While there, Lyndon started Jesus Technologies where he worked on numerous projects for Campus Crusade and other ministries, including completion of improvements to the Jesus Film DVD Internet Game, as well as a new version of the Missions Atlas Project, The Jesus Film CD-ROM in Arabic, the Jesus: Fact or Fiction DVD, the Jesus Film Kiosk, the Outreach CD Project, an InTouch Ministries CD-ROM and the Evangelism Toolbox CD-ROM for Campus Crusade for Christ, in association with the Billy Graham Center . In 2003, Lyndon left Campus Crusade to fulfill his vision of developing video games "with a purpose."

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

Richard Knox, Jr., Director, is a seasoned developer and is currently engaged on-staff with the Hawaii Department of Education. Mr. Knox has been a prolific multimedia developer his entire life and was originally a CAD software designer before joining the original team in the early 90’s that became North America’s largest independent development company of video games, Park Place Productions, which he built alongside his father Richard Knox, Sr., his brother Michael Knox and Troy Lyndon. Richard’s interests include computers and music, as he is also the worship leader of his church in Oahu, Hawaii.

Significant Employees

Troy Lyndon, our chief executive officer.

Family Relationships

Our two outside directors have a father-son relationship

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. On February 12, 2009, Richard J. Knox, Sr. was appointed to the Company’s Board of Directors. However, Mr. Knox filed his Initial Statement of Beneficial Ownership on Form 3 on October 1, 2009. From the period commencing on the date of Mr. Knox’s appointment to the Board of Directors until March 31, 2009, Mr. Knox did not receive, buy or sell any securities of the Company. On December 3, 2007, Michael Knox was appointed to the Board of Directors, On September 13, 2009, Michael Knox gifted 1,000,000 shares of Company’s common stock to Richard J. Knox, Jr., a current board member, which constituted 100% of the securities of the Company beneficially held by Mr. Michael Knox. Mr. Michael Knox became deceased on September 15, 2009. No reports of beneficial ownership were filed by Michael Knox. Other than the foregoing, based on information supplied to us and filings made with the SEC, we believe that, during the fiscal year ended March 31, 2009, Section 16(a) filing requirements applicable to its directors, officers, and greater than ten percent (10%) beneficial owners were complied with.

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

Our Board meets in-person at least once per year. It also meets as necessary, either in person or via telephone to discuss compensation and other issues. It met ten (10) times during the past fiscal year. Our Board works with our management in carrying out its responsibilities.

Base Salary

Our Chief Executive Officer - Update

Effective October 2009, our CEO, Troy Lyndon, has chosen not to receive a salary on a going-forward basis. However, Mr. Lyndon has reserved the right to receive cash and stock-based compensation on a go-forward basis upon request, although he has not exercised this right.

Bonus Compensation

We have not historically paid any automatic or guaranteed bonuses to our executive officers. However, certain officers have bonus components in connection with their performance.

Equity Compensation

Our Board plans to begin granting equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. We implemented the 2006 Stock Incentive Plan in January 2007 (the “Plan”). All stock authorized for such plan has been issued and accordingly, we did not grant any options to our executive officers or employees under this plan in the fiscal year ended March 31, 2010.

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

Deferred Compensation

In the fiscal year ended March 31, 2010, no deferred compensation was paid to our officers or directors.

Severance and Change of Control Payments

Our Board believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time.

Perquisites

We provide health insurance for Mr. Lyndon.

Compensation Committee Interlocks and Insider Participation

We have not yet designated a Compensation Committee. All compensation matters are approved by the full Board. None of our executive officers served on the compensation committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Board.

(b) Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended March 31, 2010 and March 31, 2009 or that was earned by our CEO and our other former employees or officers is detailed in the following table.

Name and Principal Position	Year	Salary	Stock Awards(1)(3)	All Other Compensation	Total
Troy A. Lyndon Chairman and Chief Executive Officer	2010 2009	$152,456 $ 85,000	$3,270,100 --	$ -- $109,380(2)	$3,389,725 $ 194,380

______________________

(1) Stock grant (conditional issuance; present day value of $285,000); stock to be returned under certain circumstances)

(2) Includes $10,380 as automobile related compensation and $99,000 earned income not paid as a result of cash-flow difficulties.

(3) Stock grants are valued as of the grant date.

(c) Narrative Disclosure to Summary Compensation Table

See above.

(d) Outstanding Equity Awards at Fiscal Year-End Table

None

(e) Additional Narrative Disclosure

None

(f) Compensation of Directors

Richard Knox, Jr. was paid a one-time issuance of 10 Series D Preferred Shares (convertible into 10 million common stock shares) and is paid $2,000 per month for his role as a director beginning November 1, 2009, for the fiscal year ended March 31, 2010.

Directors Compensation Program

Currently, our directors do not receive compensation. It is anticipated, however, that each of our directors will receive compensation at some point in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 9, 2010 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the SEC pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of July 9, 2010 by each of the individual directors and executive officers and by all directors and executive officers as a group.

The table below sets forth all persons (including any group) who are known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned (1)	Percentage of Class (3)(4)

Troy A. Lyndon (1)(4) CEO & Chairman of the Board 25060 Hancock, Suite 103 Box 110 Murrieta, California 92562	Common Stock Series C Preferred	169,826,036 10,000	6.3% 100%

Richard Knox, Sr. (1) Director of the Board	-- --	-- --

Richard Knox, Jr. (1)(5) Director of the Board 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series D Preferred	2,000,000 9	0.1% 100%

Demos Pappasavvas (1)(3) 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	160,735,290 2,310,466	5.9% 20.9%

Peter Quigley (1)(3) 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	112,395,000 3,350,000	4.1% 30.3%

Martin MacDonald (1)(3) 25060 Hancock Ave., Suite 103 Box 110 Murrieta, CA 92562	Common Stock Series B Preferred	51,322,500 1,613,750	1.9% 14.6%

All Officers & Directors As a Group (3 Persons)(1)(2)(3)(4)(5)	Common Stock Series A Preferred	171,826,036 0	6.3% --%
	Series B Preferred	0	--%
	Series C Preferred	10,000	100%
	Series D Preferred	9	100%

______________________

(1)	Based on 2,714,529,576 shares of Common Stock issued and outstanding as of July 9, 2010.
(2)	Based on 3,586,245 shares of Series A Preferred Stock issued and outstanding.
(3)	Based on 11,040,929 shares of Series B Preferred Stock issued and outstanding.
(4) (5)

Based on 10,000 shares of Series C Preferred Stock issued and outstanding. Each shares of Series C Preferred Stock is entitled to 1,000,000 votes.

Based on nine shares of Series D Preferred Stock issued and outstanding.

Changes in Control

We have not entered into any arrangements which may result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We have not entered into any arrangements which are considered transactions with related persons.

Parents

None.

Promoters and Control Persons

Not applicable.

Director Independence

We currently have three (3) directors, Messrs. Troy A. Lyndon, Richard Knox, Sr. and Richard Knox, Jr. Mr. Lyndon is not independent as he is our CEO and Chairman of our Board. We consider Messrs. Richard Knox, Sr. and Richard Knox, Jr. to be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended March 31, 2010 and 2009, our current independent auditor, J. Crane CPA, P.C. billed us $45,200. For the fiscal years ended March 31, 2009 and March 31, 2008, Haskell & White, our former independent auditor, billed us $97,108 and $12,500, respectively, for audit services. Also in the fiscal years ended March 31, 2009 and March 31, 2008, KMJ Corbin another former independent auditor, billed us $950 and $142,295, respectively, for audit services.

Audit Fees. The aggregate fees billed for the years ended March 31, 2010 and 2009 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended March 31, 2010 and 2009 for the audit or review of our financial statements that are not reported under Audit Fees.

All Other Fees

The aggregate fees billed above for the years ended March 31, 2010 and 2009 included services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents.

Financial Policies and Procedures

Our management has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, management pre-approves both the type of services to be provided by J Crane CPA, PC and the estimated fees related to these services.

ITEM 15. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit 3.1	Articles of Incorporation dated March 29, 1961 (3)
Exhibit 3.2	Amendment to Articles of Incorporation dated August 20, 1962 (3)
Exhibit 3.3	Amendment to Articles of Incorporation dated October 17, 1977 (3)
Exhibit 3.4	Amendment to Articles of Incorporation dated June 15, 1999 (3)
Exhibit 3.5	Amended and Restated Articles of Incorporation dated January 30, 2004 (3)
Exhibit 3.6	Amendment to Articles of Incorporation dated September 28, 2009 (6)
Exhibit 3.7	Bylaws (3)
Exhibit 4.1	Certificate of Designations of Series C Preferred Stock (7)
Exhibit 4.2	Certificate of Designations of Series D Convertible Preferred Stock (7)_
Exhibit 10.1	Share Exchange Agreement (2)
Exhibit 10.2	Employment Agreement with Troy A. Lyndon (2)
Exhibit 10.3	Addendum dated June 2, 2004 to Employment Agreement with Troy A. Lyndon (2)
Exhibit 10.4	Addendum dated February 1, 2005 to Employment Agreement with Troy A. Lyndon (2)
Exhibit 10.5	Employment Agreement with Jeffrey S. Frichner (2)
Exhibit 10.6	Addendum dated June 2, 2004 to Employment Agreement with Jeffrey S. Frichner (2)
Exhibit 10.7	Addendum dated February 1, 2005 to Employment Agreement with Jeffrey S. Frichner (2)
Exhibit 10.8	Employment Agreement with Thomas H. Axelson (2)
Exhibit 10.9	Addendum dated June 2, 2004 to Employment Agreement with Thomas H. Axelson (2)
Exhibit 10.10	Addendum dated February 1, 2005 to Employment Agreement with Thomas H. Axelson (2)
Exhibit 10.12	Distribution Agreement with COKeM International (3)
Exhibit 10.13	Separation Agreement with Jeffrey S. Frichner (1)
Exhibit 10.14	Agreement and Plan of Merger, dated February 22, 2010, by and among Left Behind Games, Inc., DP Acquisition, Inc., Digital Praise, Inc. and Patricia K. Mattes, as Shareholders’ Agent (8)
Exhibit 14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (3)
Exhibit 16.1	Letter of Haskell & White LLP, dated November 13, 2008 (4)
Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference from Form 8-K filed on June 13, 2007

(2) Incorporated by reference from Form 8-K filed on February 10, 2006

(3) Incorporated by reference from Form 10-SB filed on February 23, 2004

(4) Incorporated by reference from Form 10K-SB filed on July 16, 2007

(5) Incorporated by reference from Form 8-K filed on November 13, 2008

(6) Incorporated by reference from Form 10-Q for the quarter ended September 30, 2009 filed on November 18, 2009

(7) Incorporated by reference from Form 8-K filed on September 28, 2009

(8) Incorporated by reference from Form 8-K filed on February 26, 2010

ITEM 15A. FINANCIAL STATEMENTS.

LEFT BEHIND GAMES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Left Behind Games Inc.

We have audited the accompanying consolidated balance sheets of Left Behind Games Inc. (the “Company’) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Left Behind Games Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through March 31, 2010, and has an accumulated deficit at March 31, 2010 of $51,838,636. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ J. Crane CPA, P.C.

Cambridge, MA

July 14, 2010

LEFT BEHIND GAMES INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND 2009

	March 31,	March 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$56,677	$7,778
Restricted cash	30,000	--
Accounts receivable–customers , net of allowances of $0 as of March 31, 2010 and 2009, respectively	6,915	--
Inventories, net of reserves of $0 as of March 31, 2010 and 2009, respectively	148,058	180,997
Prepaid royalties	30,426	9,179
Other prepaid expenses and current assets	6,048	3,636
Total current assets	278,124	201,590

Property and equipment, net	68,290	98,004
Intangible assets, net	85,938	-
Note receivable, net of reserves of $101,111 as of March 31, 2010	101,111	-
Other assets	5,927	5,927
Total assets	$539,390	305,521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,350,525	$2,525,212
Payroll taxes payable	161,104	303,318
Deferred revenue	78	--
Notes payable, net of discount	31,200	703,689
Notes payable in default	177,338	312,488
Total current liabilities	2,720,245	3,844,707

Total liabilities	2,720,245	3,844,707

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, 60,000,000 shares authorized;
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500 as of March 31, 2010 and 2009, respectively	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized; 11,040,929 and 11,080,929 shares issued and outstanding as of March 31, 2010 and 2009, respectively	11,041	11,081
Series C preferred stock, $0.001 par value; 10,000 and 0 shares outstanding as of March 31, 2010 and 2009, respectively	--	--
Series D preferred stock, $0.001 par value; 10 and 0 shares outstanding as of March 31, 2010 and 2009, respectively	--	--
Common stock, $0.001 par value; 3,000,000,000 shares authorized; 2,279,968,311 and 344,359,450 shares issued and outstanding as of March 31, 2010 and 2009, respectively	2,280,419	344,359
Treasury stock	24,500	--
Deferred stock-based compensation	--	(100,025)
Additional paid-in-capital	47,338,235	40,203,449
Accumulated deficit	(51,838,636)	(44,001,636)
Total stockholders' deficiency	(2,180,855)	(3,539,186)
Total liabilities and stockholders’ deficiency	$539,390	$305,521

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended March 31, 2010 and March 31, 2009

	For the Year Ended March 31,
	2010	2009

Net revenues	$111,572	$196,316

Costs and expenses:
Cost of sales - product costs	46,645	60,534
Cost of sales - intellectual property licenses	19,057	13,426
Legal fees	978,149	134,861
Advertising and marketing expenses	946,772	61,438
Selling, general and administrative	1,069,386	999,018
Wages and salaries	4,110,541	669,488
Product development	140,307	52,557

Total costs and expenses	7,310,857	1,991,322

Operating loss	(7,199,285)	(1,795,006)

Other income (expense):
Gain from extraordinary event	--	468,838
Debt forgiveness	--	250,000
Other expense	(101,111)	(67,394)
Interest expense	(536,604)	(818,065)
Total other income (expense)	(637,715)	(166,621)

Loss before provision for income taxes	7,837,000	1,961,627

Provision for income taxes	--	--

Net loss	$(7,837,000)	$(1,961,627)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,173,356,216	189,709,222

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2010 and March 31, 2009

								Treasury Stock
	Preferred Series B		Preferred Series A		Common Stock		Paid-in Capital	& Deferred Stock Comp.	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2008	-	$ -	3,586,245	$ 3,586	138,433,548	$138,374	$39,086,427	$ -	$(42,040,009)	$(2,811,622)
Issuance of preferred series B and common stock for cash	3,884,487	3,885	-	-	102,549,333	102,550	(22,298)	-	-	84,137
Issuance of preferred series B in conjunction with issuance of notes payable	7,296,442	7,296	-	-	-	-	84,115	-	-	91,411
Conversions of series B preferred stock to common stock	(100,000)	(100)	-	-	100,000	100	-	-	-	-
Issuance of common stock to employees	-	-	-	-	2,025,000	2,025	52,625	-	-	54,650
Conversion of debt to equity	-	-	-	-	25,209,438	25,265	25,294	-	-	50,559
Issuance of common stock to consultants	-	-	-	-	48,700,281	48,703	251,085	-	-	299,788
Shares issued as interest	-	-	-	-	900,000	900	6,220	-	-	7,120
Beneficial conversion feature related to convertible notes payable	-	-	-	-	-	-	604,672	-	-	604,672
Issuance of common stock in payment of accounts payable	-	-	-	-	26,441,850	26,442	115,309	-	-	141,751
Deferred stock-based compensation	-	-	-	-	-	-	-	(100,025)	-	(100,025)
Net loss for fiscal year ended March 31, 2009	-	-	-	-	-	-	-	-	(1,961,627)	(1,961,627)
Balance, March 31, 2009	11,080,929	$ 1,081	3,586,245	$ 3,586	344,359,450	$344,359	$40,203,449	$ (100,025)	$(44,001,636)	$(3,539,186)
Issuance of common stock to consultants	-	-	-	-	326,606,675	326,609	919,621	-	-	1,246,230
Issuance of common stock to employees	-	-	-	-	4,000,000	4,000	3,653,100	-	-	3,657,100
Conversion of preferred stock to common stock	(40,000)	(40)	-	-	101,040,000	101,040	(101,040)	-	-	-
Deferred stock based compensation	-	-	-	-	-	-	-	100,025	-	100,025
Treasury Stock	-	-	-	-	(500,000)	(500)	(24,000)	24,500	-	-
Issuance of common stock under licensing agreement	-	-	-	-	2,500,000	2,500	135,000	-	-	137,500
Issuance of common stock for cash	-	-	-	-	439,875,087	439,875	1,647,175	-	-	2,087,050
Conversion of debt to equity	-	-	-	-	546,870,360	547,373	1,286,780	-	-	1,834,153
Change in fair value of warrant	-	-	-	-	-	-	2,023	-	-	2,023
Beneficial conversion on partial conversion of notes payable	-	-	-	-	-	-	131,250	-	-	131,25-0
Impact of forward split	-	-	-	-	515,216,739	515,217	(515,217)	-	-	-
Net loss for fiscal year ended March 31, 2010	-	-	-	-	-	-		-	(7,837,000)	(7,837,000)
Balance, March 31, 2010	11,040,929	$ 1,041	3,586,245	$ 3,586	2,279,968,311	$2,280,419	$47,338,235	$ 24,500	$(51,838,636)	$(2,180,855)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2010 and March 31, 2009

	For the Year Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(7,837,000)	$(1,961,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,091	60,199
Loss on disposal of assets	--	77,044
Accretion of debt discount and amortization of debt issuance costs	336,498	614,418
Interest paid in common stock	--	7,120
Reserve on note receivable	101,111	--
Gain on debt forgiveness	--	(250,000)
Beneficial conversion feature on partial conversion of Notes payable	131,250	--
Change in fair value of warrant	2,023	--
Estimated fair value of common stock issued to consultants for services	1,246,230	299,788

Estimated fair value of common stock issued to employees and directors for services	3,657,100	54,650

Changes in operating assets and liabilities:
Restricted cash	(30,000)	--
Accounts receivable-customers	(6,915)	104,348
Inventories	32,939	(111,801)
Prepaid expenses and other current assets	(2,412)	4,003
Other assets and prepaid royalties	30,315	5,063
Note receivable	(202,221)	--
Accounts payable and accrued expenses	348,818	569,593
Deferred income	(39)	117
Deferred compensation	100,025	(40,625)
Deferred rent	--	(1,427)
Net cash used in operating activities	(2,063,773)	(569,137)

Cash flows from investing activities:
Purchases of property and equipment	623	--
Payments for trademarks and prepaid royalties	--	--
Net cash used in investing activities	(623)	--

Cash flows from financing activities:
(Repayments) on borrowings from related party, net	--	(56,023)
Borrowings under notes payable	25,000	574,300
Principal payments under notes payable	--	(28,194)
Proceeds from issuance of common stock, net of issuance costs	2,087,050	84,137
Net cash provided by financing activities	2,112,050	574,220
Net increase (decrease) in cash	48,899	5,083
Cash at beginning of period	7,778	2,695
Cash at end of period	$56,677	$7,778

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

Consolidated Statements of Cash Flows (Continued)

For The Years Ended March 31, 2010 and March 31, 2009

	For the Year Ended March 31,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$--	--

Income taxes	$--	--

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock as debt issuance costs	$--	--

Issuance of common stock as deferred compensation	$--	100,025

Conversion of accounts payable and accrued expenses into common stock	$109,700	36,218

Issuance of common stock under licensing agreement	$137,500	--

Conversion of notes payable and accrued interest into common stock	$1,724,453	50,558

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

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

For the Years Ended March 31, 2010 and 2009

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

For the Years Ended March 31, 2010 and 2009

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

During the years ended March 31, 2010 and 2009, we recorded cost of sales – intellectual property as follows:

	Fiscal Year Ended March 31,
	2010	2009
Left Behind License	$3,196	$2,185
Charlie Church Mouse License	10,155	8,046
Keys of the Kingdom License	5,706	3,195
Total Cost of Sales - intellectual Property Costs	$19,057	$13,426

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

For the Years Ended March 31, 2010 and 2009

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

Restricted Cash

 Restricted cash is comprised of $30,000 that we have deposited into an escrow account with a law firm. We agreed to hold these funds in escrow as support for future compensation as a condition to hiring a key game developer.

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

For the Years Ended March 31, 2010 and 2009

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

For sales to our primary channel partner and largest retail customer, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.” Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our primary channel partner or our largest retail customer to their end customers, we recognize previously deferred income as sales and cost of sales. Our primary channel partner and largest retail customer each provide us with sell-through information on a frequent basis regarding sales to end customers and in-channel inventories. Our primary channel partner has confirmed our accounts receivable balance of $6,915 as of March 31, 2010 and also has paid us that amount since March 31, 2010.

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

Shipping and Handling. In accordance with ASC 605-45-50-2, Accounting for Shipping and Handling Fees and Costs, we recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with ASC 605-50-45, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the fiscal year ended March 31, 2010, we had the following amounts deducted from revenue:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

During the fiscal year ended March 31, 2009, we did not have any such payments.

Customer Concentrations

During the year ended March 31, 2010, one customer accounted for 15% of net sales. In the year ended March 31, 2009, a different customer represented 44% of net sales.

Significant Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which provides guidance related to the FASB ASC and the Hierarchy of Generally Accepted Accounting Principles. The new accounting standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard during the quarter ended September 30, 2009 did not have a material impact on our statements of operations or financial position.

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

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. The new accounting standard is effective for interim and annual periods after June 15, 2009. We adopted the new accounting standard for the quarter ended June 30, 2009.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were only required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended March 31, 2009. Based on current SEC requirements, we will be required to have our independent registered public accounting firm attest to the effectiveness of internal controls over financial reporting for our fiscal year ending March 31, 2011.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which was subsequently codified within ASC 825, ("ASC 825"). ASC 825 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. ASC 825 is effective for fiscal years beginning after November 15, 2007. We have not yet elected to use the fair value option,and as such, our adoption of ASC 825 as of April 1, 2008 did not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public

Significant Recent Accounting Pronouncements, continued

Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

FAIR VALUE MEASUREMENTS

We follow FASB ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES" in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities.

FASB ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

We did not make any changes to our valuation techniques compared to the prior fiscal year.

Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets, Liabilities and Equity	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets, Liabilities and Equity	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $7,837,585 and $1,961,627 during the years ended March 31, 2010 and 2009, respectively, and had an accumulated deficit of $51,838,636 at March 31, 2010. In addition, we used cash in our operations of $2,063,773 and $569,137 during the years ended March 31, 2010 and 2009, respectively. Additionally, as of March 31, 2010, we were in default on certain notes payable. However, from April 1, 2009 to December 31, 2009, the majority of our notes were converted to stock.

Management plans to raise additional capital to meet the expectation of increased operations costs in the later half of 2010 to fund the development and marketing of 4 new products coming to market, then reevaluate capital needs upon a review of sales performance resulting from the upcoming holiday season.

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

NOTE 5 - INVENTORIES

Inventories consisted of the following at March 31, 2010 and 2009:

	2010	2009
Raw Materials	$85,660	$101,812
Finished Goods	62,398	79,185
	148,058	180,997
Less Reserve	(-)	(-)
Total Inventories	$148,058	$180,997

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2010 and 2009:

	2010	2009
Office furniture and equipment	$2,764	$4,322
Leasehold improvements	839	-
Computer equipment	137,480	137,384
	141,083	141,706

Less accumulated depreciation	(72,793)	(43,702)

	$68,290	$98,004

Depreciation expense for the years ended March 31, 2010 and 2009 was $29,091 and $58,575, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2010 and 2009:

	2010	2009
License	$137,500	$-
Trademarks	-	-
	137,500	-

Less accumulated amortization	(51,562)	(-)

	$85,938	$-

As of March 31, 2009, we wrote off our intangible assets as there was doubt as to their recoverability. Amortization expense related to our trademarks was $1,624 for the year ended March 31, 2009. Due to the write off, we no longer have future amortization expense related to the trademarks. In June, 2009, we licensed the international rights to the Charlie Church Mouse brand from Lifeline Studios for $137,500 and we are amortizing the license over its two year term.

NOTE 8 - RELATED PARTY TRANSACTIONS

As LB Games Ukraine was providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we absorbed all net losses of this variable interest entity in excess of the equity. During the years ended March 31, 2009, we paid approximately $11,470 for software development services provided by LB Games Ukraine, which has been recorded as research and development cost during the period. We made no payments to LB Games Ukraine in the fiscal year ended March 31, 2010.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following for the years ended March 31:

	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-

Deferred:
Federal	2,743,000	1,864,000
State	677,000	305,000
	3,420,000	2,164,000
Less change in valuation allowance	(3,420,000)	(2,164,000)
	-	-
	$-	$-

No current provision for federal income tax is required for the years ended March 31, 2010 and 2009, since the Company incurred net operating losses through March 31, 2010.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,706,000	$5,706,000
Payroll related	-	78,000
Allowance for doubtful accounts	-	-
Deferred rent	-	-
Depreciable and amortizable assets
Inventory reserves
Unearned revenue
	5,784,000	5,784,000
Less valuation allowance	(5,784,000)	(5,784,000)

Net deferred tax assets	$-	$-

The provision for income taxes for both fiscal 2010 and 2009 was $ 0 and $0, respectively, and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	2010	2009
Computed tax benefit at federal statutory rate	$(686,000)	$(686,000)
State income tax benefit, net of federal effect	(50,000)	(50,000)
Increase in valuation allowance	736,000	736,000
Non-deductible stock compensation	-	-
Other	-	-
	$-	$-

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

As of March 31, 2010, we had net operating loss carryforwards of approximately $13,543,000 available to offset future taxable Federal and state income. The Federal and state net operating loss carryforwards expire at various dates through 2026 and 2016, respectively.

Section 382 of the Internal Revenue Code may limit utilization of our Federal and California net operating loss carryforwards upon any change in control of the Company.

NOTE 10 – PAYROLL TAXES

As of March 31, 2010, we owed accrued payroll taxes of $161,104 to various governmental authorities. No payroll taxes have been paid since the December 2009 reporting period when we paid the payroll taxes accrued through the June 2008 period. This is significant offense with the US government to which we may face significant penalties and operations could be harmed should the US government wish to enforce its rights to collect the payroll taxes and that our officers and directors, both past and present, are potentially liable for penalties

NOTE 11 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue three billion (3,000,000,000) shares of common stock, $0.001 par value per share. The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock. In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights.

During the fiscal year ended March 31, 2010, we received $2,087,050 in net proceeds from the sale of 439,875,087 shares of our common stock.

During the fiscal year ended March 31, 2010, we also issued to independent third parties 326,606,675 shares of common stock for services provided, valued at $1,246,230. We also issued to certain employees and directors as additional compensation 105,000,000 shares of common stock, 101,000,000 of which were the result of issuances of preferred stock and subsequent conversions of that preferred stock to common stock by our Chief Executive officer and one of our directors, valued at $3,657,100 in the aggregate. We also issued 546,870,360 shares of common stock related to debt conversions of $1,834,153.

In December 2009, we licensed the international rights to the Charlie Church Mouse brand from Lifeline Studios in exchange for an issuance of 2,500,000 shares of our common stock, valued at $137,500 based on the closing price.

On October 13, 2009, we effected a 3:2 forward stock split that resulted in the issuance of 515,216,739 shares to existing shareholders.

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

For the Years Ended March 31, 2010 and 2009

NOTE 11 - STOCKHOLDERS’ EQUITY - CONTINUED

Preferred Stock

We are authorized to issue Sixty Million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares, 11,080,932 preferred B shares, 10,000 preferred C shares and 9 preferred D shares are issued and outstanding as of March 31, 2010 respectively. Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Our preferred A shares enjoy one for one common stock voting rights. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock. Each share of series B preferred stock has voting power equal to 200 shares of common stock for a twelve month period. Subsequently, each series B preferred share has voting power equal to one vote of common stock.

As stated in our September 28, 2009 filing, the authorized number of shares of Series C Preferred Stock is Ten Thousand (10,000). The holders of the Series C Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. The authorized number of Series D Preferred Stock is One Thousand (1,000). The holders of the Series D Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. Each holder of Series D Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Stock is first issued, to convert each share of Series D Stock into one million (1,000,000) fully-paid and non-assessable shares of the Company’s common stock.

The holders of series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2010 and March 31, 2009, respectively.

During the fiscal year ended March 31, 2010, we recorded a conversion of Series D Preferred shares into common stock to our CEO, Troy Lyndon, valued at $3,270,100. Such shares are presently valued at approximately $285,000.

During the fiscal year ended March 31, 2010, we also recorded a one-time issuance of 10 Series D Preferred Shares (convertible into 10 million common stock shares) and a conversion of shares into common stock valued at $327,000. Such shares are presently valued at approximately 1/10 its issued value.

NOTE 12 - STOCK WARRANTS

From time to time, we issue warrants pursuant to equity financing arrangements.

The fair value of each warrant granted during the years ended March 31, 2010 and 2009 to consultants and other service providers is estimated using the Binomial Lattice option-pricing model on the date of grant.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

The following table represents a summary of the warrants outstanding at March 31, 2010 and 2009 and changes during the years then ended:

	2010		2009
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	5,118,488	$0.12	4,555,988	$0.13
Issued	--	--	562,500	0.05
Expired/forfeited	(174,738)	2.23	--	--
Exercised	(1,031,250)	.05	--	--

Outstanding and exercisable, end of year	3,912,500	$0.05	5,118,488	$0.12

Weighted average fair value of warrants issued		$--		$0.05

The following outlines the significant weighted average assumptions used to estimate the fair value information presented utilizing the Binomial Lattice option pricing models:

	Years Ended March 31,
	2010	2009
Risk free interest rate	--	4.73%
Average expected life	--	3 years
Expected volatility	--	185.0%
Expected dividends	--	None

The following table summarizes information about warrants outstanding at March 31, 2010:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$0.05	3,912,500	0.80
	3,912,500

The outstanding warrants at March 31, 2010 are immediately exercisable.

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

For the Years Ended March 31, 2010 and 2009

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

Employment Agreements

We have entered into employment agreements with of our chief executive officer. This contract provides for minimum annual salaries and is renewable annually. In the event of termination of this employment agreement by LBG without cause, we would be required to pay continuing salary payments for specified periods in accordance with the employment contract. Effective October 2009, our CEO, Troy Lyndon, has chosen not to receive a salary on a going-forward basis. However, Mr. Lyndon has reserved the right to receive cash and stock-based compensation on a go-forward basis upon request, although he has not exercised this right.

Leases

We operate in a 4,355 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2010. Its cost is $2,918.50 per month. Our lease ends each October and is renewable each year for 3 years at a similar lease rate.

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

Charlie Church Mouse License

 In July 2007, we obtained an exclusive license to sell three (3) PC games featuring Charlie Church Mouse (“CCM”) to the CBA market from the publisher of the CCM games. The CCM games are educational software programs utilizing Bible stories designed for pre-school, kindergarten and early elementary age children. Under the license, we pay the author a royalty of twenty percent of gross margin collected from our customers. On May 12, 2010, we acquired the entire Charlie Church Mouse brand.

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

NOTE 14 - NOTES PAYABLE

During the fiscal years ended March 31, 2010 and 2009 we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying consolidated balance sheet.

Notes payable consist of the following at March 31, 2010:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Individual loans	$25,000	$--	$25,000
Individual loans (in default)	95,737	--	95,737
1 year convertible notes (in default)	81,601	--	81,601
3 year convertible notes	6,200	--	6,200
Total notes payable	$208,538	$--	$208,538

At March 31, 2009, the Meyers bridge notes and the individual loans were in default.

During the fiscal year ended March 31, 2010, we recorded $200,106 of interest expense related to the contractual coupons of our notes payable and $336,498 from amortization of debt discounts on our convertible notes for a total of $536,604.

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

During the fiscal year ended March 31, 2009, we recorded $203,650 of interest expense related to the contractual coupons of our notes payable and $614,415 from amortization of debt discount and debt issuance costs for a total of $818,065.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

Future minimum principal payments required under our notes payable are as follows:

Year Ending March 31, 2011	Principal Amount	Less Discount	Notes Payable, Net
	208,538	--	208,538
	208,538	--	208,538

Zero Coupon Notes

In the fiscal years ended March 31, 2010 and 2009, we received an aggregate $158,200 from twelve investors in the form of convertible zero coupon notes (the “Zero Coupon Notes”). The investors funded the Zero Coupon Notes at various times between January and April 2009. The Notes called for the investors to invest at a 36% discount from the principal value of the Notes. The Zero Coupon Notes have a three year term and are convertible to our common stock at $0.025 per share. There is no prepayment penalty to the Notes.

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

During the fiscal year ended March 31, 2010, all of the Zero Coupon Notes were converted to common stock at various conversion prices at or below the original agreed conversion price of $0.025 per share. If it was determined that there was a beneficial conversion feature to any of the conversions below $0.025 per share, then we recorded additional interest expense equal to the value of the beneficial conversion feature.

Meyers Bridge Notes

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

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

We agreed to provide the investors in this Bridge Offering the same registration rights provided to investors in our next private placement. In the event that a private placement is not completed at our election within 90 days from the completion of this Bridge Offering, we agreed to file with the SEC within 120 days from the final completion of this Bridge Offering a registration statement under the Securities Act of 1933, as amended, concerning the resale of the shares of our Common Stock included in the Bridge Units. To date, we have not filed such registration statement.

We received an aggregate $386,600 in net proceeds (net of commissions and legal fees) under the Bridge Loan and the gross amount at that date that we would need to repay to the investors was $450,000. We issued an aggregate 900,000 shares to the investors as part of the Bridge Units and 225,000 shares to Meyers as part of their compensation. Overall, we valued the 900,000 shares issued to the investors at $358,200, of which $61,400 was related to the issuance of 260,000 shares during the year ended March 31, 2008, based on the closing market price of our stock on the days in which the funding events occurred and capitalized that amount to debt issuance costs on our March 31, 2008 consolidated balance sheet. Overall, the shares issued to Meyers were valued at $221,650, of which $15,350 was related to the issuance of 65,000 shares during the year ended March 31, 2008, based on the closing market price of our stock and were also capitalized to debt issuance costs. Those costs were amortized to interest expense over the term of the loan. We charged $392,250 of the debt issuance costs to interest expense in the year ended March 31, 2008 and then charged the remaining amount to interest expense over the remainder of the term of the Bridge Loan.

The combination of $275,000 in conversions to common stock and the $25,000 partial repayment reduced the amount outstanding under the Bridge Loan as of March 31, 2009 to $150,000. At March 31, 2009, the remaining $150,000 balance was in default.

During the fiscal year ended March 31, 2010, all of the remaining Bridge Loans were converted to common stock or to One Year Notes Payable.

Individual Loans

During the fiscal year ended March 31, 2008, we borrowed $162,488 from certain shareholders under short term promissory notes (“Individual Loans”). Certain of those notes were secured by our assets and required interest payments in our common stock. The interest rates ranged from 10% to 24%.

During the fiscal year ended March 31, 2010, the noteholders agreed to convert $65,788 of the Individual Loans to common stock. Additionally, we borrowed $25,000 from a different shareholder. As a result, at March 31, 2010 we are currently in default on the remaining $95,737 of the original Individual Loans and are not in default on the more recently funded $25,000 Individual Loan. We have accrued $98,549 in interest related to the Individual Loans.

One Year Notes Payable

During the fiscal year ended March 31, 2009, we borrowed $700,325 from certain shareholders under short term promissory notes (“One Year Notes Payable”).

During the fiscal year ended March 31, 2010, certain noteholders agreed to convert $663,724 of the One Year Notes Payable to common stock and another investor funded a new loan of $35,000, this resulted in a balance of $81,601 at March 31, 2010. The interest rate associated with the One Year Notes Payable is the 15% default interest rate. We are currently in default on these short-term notes. We have accrued $47,607 in interest related to the One Year Notes Payable.

Three Year Notes Payable

During the fiscal year ended March 31, 2009, we borrowed $92,675 from certain shareholders under promissory notes (“Three Year Notes Payable”). During the fiscal year ended March 31, 2010, certain noteholders agreed to convert $86,475 of the Three Year Notes Payable to common stock; this resulted in a balance of $6,200 at March 31, 2010. We have accrued $7,144 in interest related to the Three Year Notes Payable.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

NOTE 15 - DEFERRED REVENUES

In July 2006, we entered into a revenue share agreement with Double Fusion, an in-game advertising technology and service provider, under which Double Fusion will provide in-game advertising and product placement to go into our first video game product. Under this agreement, Double Fusion advanced $100,000 to us as an upfront deposit, which we received during the fiscal year ended March 31, 2007. Under the agreement, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell. Once they have recouped $100,000 from our 65% revenue share, we will recognize this $100,000 upfront deposit as revenue. As the term of the Double Fusion Agreement expired on December 31, 2008, we are no longer classifying this balance as deferred revenue and have classified it as $100,000 in other liabilities as of March 31, 2010 and 2009.

The $78 in deferred revenue shown on the March 31, 2010 consolidated balance sheet represents the cash collected through our on-line store sales during the month of March 2010 since our policy is to offer our on-line customers the right to return games for up to one month.

NOTE 16 – NOTE RECEIVABLE

We provided several no-interest short-term loans to another Christian videogame developer, Digital Praise, Inc., a California corporation (“DP”), to assist them with their working capital requirements. As of March 31, 2010, DP owed us $202,221. We have established a reserve of $101,111 against this note receivable as a charge to other income in the fiscal year ended March 31, 2010 and show a net amount of $101,111 on our March 31, 2010 consolidated balance sheet.

NOTE 17 - SUBSEQUENT EVENTS

From April 1, 2010 through July 9, 2010, we received $222,075 in net proceeds from the sale of 297,733,702 shares of common stock.

From April 1, 2010 through July 9, 2010, we issued 36,827,563 shares to consultants for services to be rendered during the June 30, 2010 quarter.

From April 1, 2010 through July 9, 2010, we raised $25,000 through the issuance of a convertible note that is potentially convertible into 16,666,667 shares of common stock.

On April 13, 2010, we acquired the rights to the Charlie Church Mouse brand from Lifeline Studios in exchange for one hundred million shares of common stock.

On April 30, 2010, our intended merger with Digital Praise expired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES INC.

(Registrant)

July 14, 2010	By:	/s/ Troy A. Lyndon Troy A. Lyndon Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

July 14, 2010	/s/ TROY A. LYNDON (Troy A. Lyndon)	Chief Executive Officer and Chairman (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

July 14, 2010	/s/ RICHARD KNOX, JR. (Richard Knox, Jr.)	Director

July 14, 2010	/s/ RICHARD KNOX, SR. (Richard Knox, Sr.)	Director