Form 10-Q
period 2010-06-30
LEFT BEHIND GAMES INC.
filed 2010-08-18
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

As of August 18, 2010, the Registrant had 2,987,796,263 shares of common stock, par value $0.001 per share, issued and outstanding.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$16,782	$56,677
Restricted cash	30,000	30,000
Accounts receivable	--	6,915
Inventories, net	145,501	148,058
Prepaid royalties	--	30,426
Prepaid expenses and other current assets	(180)	6,048
Total current assets	192,103	278,124

Property and equipment, net	71,716	68,290
Note receivable	101,111	101,111
Intellectual property, net	68,750	85,938
Other assets	5,927	5,927

Total assets	$439,607	$539,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,113,909	$2,350,525
Payroll liabilities payable	196,411	161,104
Notes payable, net of discounts	62,001	31,200
Notes payable in default	121,401	177,338
Advances from related parties	--	--
Deferred revenue	721	78

Total current liabilities	2,494,443	2,720,245

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares authorized, issued and outstanding as of June 30, 2009 and March 31, 2010;liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized;11,040,929 shares issued and outstanding on June 30, 2010 and March 31, 2010	11,041	11,041
Series C preferred stock, $0.001 par value,10,000 authorized, issued and outstanding as of June 30, 2010 and March 31, 2010	--	--
Series D convertible preferred stock, 1,000 shares authorized, 9 and zero shares issued and outstanding as of June 30, 2010 and March 31, 2010	--	--
Common stock, par value $0.001 per share; 3,000,000,000 shares authorized; 2,987,796,263 and 2,279,968,311 shares issued and outstanding As of June 30, 2010 and March 31, 2010, respectively	2,987,796	2,280,419
Treasury stock	24,500	24,500
Additional paid-in capital	47,384,993	47,338,235
Accumulated deficit	(52,466,752)	(51,838,636)
	(2,054,836)	(2,180,855)
Total liabilities and stockholders' deficit	$439,607	$539,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Net revenues	$39,894	$22,805

Costs and expenses:
Cost of sales – product costs	13,241	12,751
Cost of sales – intellectual property costs	1,393	4,187
Stock based compensation – consultants	184,286	150,437
General and administrative	275,261	413,310
Product development	215,894	1,600

Total costs and expenses	690,075	582,285

Operating loss	(650,181)	(559,480)

Other expense:
Interest and other debt expenses	(22,065)	273,200
Other expense	--	--

Total other expense	(22,065)	273,200

Other income:
Gain from extraordinary events	--	--
Debt forgiveness income	--	--

Total other income	--	--

Net profit (loss)	(628,116)	(832,680)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,567,152,201	446,806,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(628,116)	$(832,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,021	8,803
Recognition of deferred stock compensation	--	86,150
Stock based compensation - consultants	211,604	150,437
Stock based compensation - employees and directors for services	--	60,000
Interest paid in common stock	4,065	--
Change for antidilution protection	103,742	--
Amortization of debt discount	1	240,072
Changes in operating assets and liabilities:
Accounts receivable	6,915	--
Inventories	2,557	32,183
Prepaid expenses	6,228	2,532
Other assets and prepaid royalties	47,614	(25,583)
Accounts payable and accrued expenses	(201,310)	140,300
Deferred income – product sales	643	1,325
Net cash used in operating activities	(435,036)	(136,461)

Cash flows from investing activities:
Purchases of property and equipment	(14,447)	--
Net cash used in investing activities	(14,447)	--

Cash flows from financing activities:
Proceeds from the issuance of notes payable	25,000	--
Proceeds from the issuance of common stock	384,588	147,379
Net cash provided by financing activities	409,588	147,379

Net (decrease) increase in cash	(39,895)	10,918

Cash at beginning of period	56,677	7,778

Cash at end of period	$16,782	$18,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

		Three Months	Three Months
		Ended	Ended
		June 30,	June 30,
		2010	2009

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest		$--	$--

Income taxes		$--	$--

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock in exchange for note receivable		$--	$--

Issuance of common stock under license agreement		$--	$137,500

Exchange of equipment for settlement of accounts payable		$--	$8,899

Discount on convertible notes payable		$25,000	$281,470

Conversion of notes payable into common stock		$29,200	$--

Issuance of common stock to pay accounts payable & accrued		$--	$--

Conversion of accrued expenses to convertible debt	$		$13,212

Return of common stock as treasury shares		$--	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

In January 2006, Left Behind Games Inc. (collectively, “we”, “our,” the “Company” or “LBG”) entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), originally incorporated in 1961, wherein Bonanza acquired LBG through the purchase of our outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, we effected a 2.988538 for 5 reverse stock split of LBG’s common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza effected a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

Left Behind Games, Inc., a Washington corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games, Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002 for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We completed the development of a video game based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”) and as of November 2006 began commercially selling the video game to retail outlets nationwide.

We hold an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale.

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2010. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2011.

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

The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended March 31, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Customer Concentrations

During the three month period ended June 30, 2010, we recorded revenue of approximately $14,000, or 35% of our revenue, related to a television broadcast agreement of Charlie Church Mouse shows.  Our primary distributor accounted for 17% of our revenues. During the three month period ended June 30, 2009, no customer accounted for more than 5% of our revenue.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $628,114 during the three months ending June 30, 2010 and had an accumulated deficit of $52,466,752 at June 30, 2010. In addition, we used cash in our operations of $435,036 during the three months ending June 30, 2010.

We plan to continue to control and reduce costs where necessary while continuing our pursuit to find one or more merger/acquisition candidates, to expand our business. Management plans to continue to raise additional capital in 2011 to fund ongoing business operations and potential business combinations.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
Raw Materials	$93,023	$85,660
Finished Goods	52,478	62,398
Total Inventories	$145,501	$148,058

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2010 and March 31, 2010:

	June 30,	March 31,
	2010	2010
Office furniture and equipment	$2,764	$2,764
Leasehold improvements	1,365	839
Computer equipment	151,401	137,480
	155,530	141,083
Less accumulated depreciation	(83,814)	(72,793)
	$71,716	$68,290

Depreciation expense for the three month periods ended June 30, 2010 and 2009 was $11,021 and $8,803, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
License	$137,500	$137,500
Less accumulated amortization	(68,750)	(51,562)
	$68,750	$85,938

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As LB Games Ukraine was providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we have elected to forego all net losses of this variable interest entity in excess of our ownership interest and the actual capital we have invested in this entity. During the three months ending June 30, 2010, we did not make any payments to LB Games Ukraine.

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

The number of shares outstanding reflects a 2 to 3 forward split of the registrant’s common stock, effectuated on November 9, 2009. Figures referring to shares of the registrant’s common stock in this Form 10-Q for the reporting period ending June 30, 2010 are provided on a post-forward split basis.

During the three months ending June 30, 2010 and 2009, we issued to independent third parties 254,107,725 and 3,070,153 shares of common stock for services provided, valued at $184,286 and $150,437, respectfully. We also issued 4,000,000 shares of common stock, valued at $60,000 to certain employees as additional compensation in the three months ended June 30, 2009.

Also, during the three month period ended June 30, 2010, certain of our investors and creditors converted notes payable, accrued interest and accounts payable, to 4,200,000 shares of our common stock at $0.001 per share, reducing our debt by $4,200. We also raised $384,588 through the sale of 389,075,988 shares of common stock, sold at various prices.

During the three month period ended June 30, 2009, certain of our investors converted notes payable to 182,724,997 shares of our common stock at various conversion prices, reducing our debt by $678,493. We also raised $147,379 through the sale of 153,921,828 shares of common stock, sold at various prices.

A decision has been made by the majority of voting shares of the company which has resulted in the company’s imminent increase of authorized shares from 3 billion to 5 billion.

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

We did not issue any Series A Preferred shares in the three months ending June 30, 2010.

Series B Preferred Stock

Each share of series B preferred stock has voting power equal to one vote of common stock. In the event of liquidation, holders of preferred stock are entitled to share ratably in the net assets available for distribution to stockholders. Due to its liquidation preference, the series A preferred stock will have priority over series B preferred stock in the event of a liquidation.

We did not issue any Series B Preferred shares in the three months ending June 30, 2010.

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

Content License

In July 2007, and subsequently in June, 2009, we entered into a Software Publishing Agreements to publish three pc video games under the Charlie Church Mouse (“CCM”) brand. That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges. We paid an original license fee of $25,000 and a renewal fee of another $25,000 in connection with the signing of the Software Publishing Agreements and have a prepaid license fee amount of $30,426 under prepaid expenses and other current assets on our June 30, 2010 balance sheet. In the quarter ending June 30, 2010, the Company acquired the Charlie Church Mouse brand for a payment due by September 30, 2010 of $200,000 in cash or 100 million shares of common stock in the Company. According to the agreement, the Company no longer pays royalties for this brand and as part of the agreement, wrote-off the prepaid expenses as compensation to the original license holder, Lifeline Studios LLC.

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

Notes payable consist of the following at June 30, 2010:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Individual loans (in default)	$39,800	$-	$39,800
1 year convertible notes (in default)	81,601	--	81,601
2 year convertible notes	85,000	(24,999)	60,001
3 year convertible notes	2,000	-	2,000
Total notes payable	$208,401	$(24,999)	$183,402

Notes payable consist of the following at March 31, 2010:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Individual loans	$25,000	$--	$25,000
Individual loans (in default)	95,737	--	95,737
1 year convertible notes (in default)	81,601	--	81,601
3 year convertible notes	6,200	--	6,200
Total notes payable	$208,538	$--	$208,538

In the three months ended June 30, 20109, one of the remaining individual loan holders converted all $25,000 of his principal into our common stock and the another holder converted his $55,937 principal into a two year convertible note.

In the three months ended June 30, 20109, one of the two remaining holders of the three year convertible notes converted $4,200 of his principal into our common stock.

In the three months ended June 30, 20109, an investor lent us $25,000 in the form of a two year convertible note.  As there was a beneficial conversion feature on the agreed conversion price, we recorded a discount of $25,000 against that note and began amortizing it through the effective interest method.

NOTE 11 – NOTE RECEIVABLE

We provided several no-interest short-term loans to another Christian videogame developer, Digital Praise, Inc., a California corporation (“DP”), to assist them with their working capital requirements. As of June 30, 2010, DP owed us $202,221. We established a reserve of $101,111 against this note receivable as a charge to other income in the fiscal year ended March 31, 2010 and show a net amount of $101,111 on our June 30, 2010 consolidated balance sheet.

NOTE 12 - DEFERRED REVENUES

At June 30, 2010, we had $721 of deferred revenue related to our on-line store sales. As we allow a one-month period for our on-line store customers to return our games, we record the revenue from the last month of each quarter as deferred revenue and then recognize that revenue once the one-month period has elapsed.

NOTE 13 – SUBSEQUENT EVENTS

Pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders, on August 13, 2010, the Board of Directors and Troy A. Lyndon (our Chief Executive Officer, Chief Financial Officer and Chairman) and Richard J. Knox, Jr. (one of our Directors) jointly approved to increase the number of authorized shares of Common Stock from 3 billion to 5 billion. Mr. Lyndon owns an aggregate of 169,826,036 shares of common stock and 10,000 shares of Series C Preferred Stock. Each share of Common Stock has the right to one vote on the proposal and each Series C Preferred Stock has the voting equivalency of 10 million shares of Common Stock; thereby giving Mr. Lyndon total voting power equal to 10,169,826,036 shares of Common Stock, approximately 79.8% of the total voting securities (11,827,363,017 shares consisting of the following issued and outstanding shares: 714,529,576 shares of Common Stock, 3,586,245 of Series A Preferred Stock, 11,080,929 shares of Series B Preferred Stock and 10,000 shares of Series C Preferred Stock having the voting equivalency of 10 billion shares of Common Stock). Mr. Richard J. Knox, Jr. who owns 2,000,000 shares of Common Stock also approved of the above proposal. Together, Mr. Lyndon and Mr. Knox own the voting equivalency of 10,171,826,036 shares of Common Stock, approximately 79.8% of the issued and outstanding voting securities. The Board of Directors decided to increase the Company’s authorized common stock to 5 billion shares to give the Company additional ability to issue shares in future financings or corporate transactions, if any, or for compensation for services rendered by various individuals or entities.  The Company intends to file a Preliminary Information Statement and Definitive Information Statement in the near future and to amend the Company’s Certificate of Incorporation according to the federal securities laws.

On August 2, 2010, we entered into a license agreement with Integrity Media, Inc. for 30 songs from various Christian artists for music to be included in the company’s soon-to-be-released Praise Champion game.

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

THE COMPANY

Left Behind Games Inc., a Washington corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002. The Company is engaged in the development, production and sale of Christian inspirational PC video games based upon the popular Left Behind series of novels, published by Tyndale House Publishers. The mission of the Company is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences. As of the date of this Annual Report, we produce and sell inspirational video games.

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

On December 6, 2009, we amended our License Agreement with Lifeline Studios through which we purchased the exclusive rights to the Charlie Church Mouse brand from Lifeline Studios in exchange for a payment due by September 30, 2010 of $200,000 in cash or 100 million shares of common stock in the Company.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the three months ended June 30, 2010, we raised $384,588 through the sale of common stock to certain “accredited investors” under several different formats. We continue to generate operating losses and have only just begun to generate revenues.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2010.

A decision has been made by the majority of voting shares of the company which has resulted in the company’s imminent increase of authorized shares from 3 billion to 5 billion.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

Revenues

We recorded net revenues of $39,894 for the three months ended June 30, 2010 compared to $22,805 in the three months ended June 30, 2009. This represented an increase in our revenues of $17,089, or 75%. Approximately $14,000, or 35% of our revenue, related to a television broadcast agreement of Charlie Church Mouse shows.  Our primary distributor accounted for 171% of our revenues. During the three month period ended June 30, 2009, no customer accounted for more than 5% of our revenue.

Based upon sell through reports provided by our distributor, approximately 365 of our games sold through to the end consumers in the June 2010 period, almost all of which occurred in certain Wal-Mart and Target stores.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $13,241 for the three months ended June 30, 2010 compared to $12,751 in the three months ended June 30, 2009. This represented an increase in our cost of sales – product costs of $490, or 4%. The increase in cost of sales – product costs was due to the increase in revenues noted above and to a lower average selling price than in the prior period. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $1,393 for the three months ended June 30, 2010 compared to $4,187 in the three months ended June 30, 2009. This represents a decrease in our intellectual property costs of $2,794, or 67%.  This decrease was the result of our acquiring the Charlie Church Mouse brand and as a result, we no longer have to accrue cost of sales – intellectual property licenses for sales of the CCM games.

Stock Based Compensation – Consultants

Stock based compensation expense to consultants was $184,286 for the three months ended June 30, 2010 compared to $150,437 for the three months ended June 30, 2009.  This represented an increase in our stock based compensation to consultants of $33,849. These expenses were for product development, marketing and investor relations services.

General and Administrative Expenses

General and administrative expenses were $275,261 for the three months ended June 30, 2010, compared to $413,310 for the three months ended June 30, 2009, a decrease of $138,049. The decrease was primarily due to decreases in our advertising and marketing expenses of $78,863 and $79,058 in our finance and accounting costs.

Product Development Expenses

Product development expenses were $215,894 for the three months ended June 30, 2010, compared to $1,600 for the three months ended June 30, 2009, an increase of $214,294. This increase was the result of investments in new game and software infrastructure development in the 2010 period largely with outside contractors.

Interest Expense

We recorded interest expense of $(22,065) for the three months ended June 30, 2010, compared to $273,200 in the three months ended June 30, 2009, a decrease of $295,265. Our interest expense is comprised of interest incurred on outstanding debts and the, accretion of the debt discounts related to zero coupon notes and, in the 2009 period, amortization of debt issuance costs.

The two primary factors in the interest expense for the June 2010 period was a charge of $103,741 related to the fair value of shares issued under antidilution arrangements with certain of our investors.  This charge was offset by a $140,253 quarter end adjustment that was the result of an analysis of our accrued interest that led us to conclude that we had overaccrued our interest expense by that amount over the past several years.

Our interest expense in the June 2009 period primarily arose from the accretion of debt discounts of $240,072 as well as interest expense associated with various notes payable.

Net Loss

As a result of the above factors, we reported a net loss of $628,116 for the three months ended June 30, 2010, compared to a net loss of $832,680 for the three months ended June 30, 2009. In addition, our accumulated deficit at June 30, 2010 totaled $52,466,752.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010 we had $16,782 of cash compared to $56,677 of cash at March 31, 2010, a decrease of $43,958 largely due to the amount of cash used to our operating activities exceeding the amount that we raised through the private sales of our common stock to “accredited investors”. At June 30, 2010, we had a working capital deficit of $2,302,340 compared to a working capital deficit of $2,442,122 at March 31, 2010.

Operating Activities

For the three month periods ended June 30, 2010 and 2009, net cash used in operating activities was $435,036 and $135,461, respectively. The $298,575 increase in cash used in our operating activities was primarily due to a reduction in our accounts payable and accrued expenses. The net losses for the three month periods ended June 30, 2010 and 2009 were $628,116 and $832,880, respectively, a decrease of $204,764.

Investing Activities

We invested $14,447 in fixed assets during the three month period ended June 30, 2010.

Financing Activities

For the three month periods ended June 30, 2010 and 2009, net cash provided by financing activities was $409,588 and $147,379, respectively. The primary element of cash provided by financing activities in both periods was the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through June 30, 2010, we have raised approximately $13 million through funds provided by private placement offerings and convertible notes. This was sufficient to enable us to develop our first product and expand our product line to include 6 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. We do not currently have enough capital to sustain our operations for the next 12 months, of which there can be no assurance.  We will need to continue raising capital through privately placed offerings in order to continue our operations over the next twelve months. It is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments. During the three months ended June 30, 2010, we raised $384,588 through the sale of common stock to certain accredited. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of $2,302,340, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At June 30, 2010, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

Historically, we promoted our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with accounting standards, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the three months ended June 30, 2010 and 2009, we had no such types of arrangements.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ending June 30, 2010, we issued to independent third parties, some of whom were accredited investors, an aggregate of 254,107,725 shares of common stock for services provided, valued at $184,286 (based on the closing price on the respective grant date or the invoice amount, whichever was more easily measurable).  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances were isolated and did not involve a public offering of securities.

Also, during the three months ended June 30, 2010, one of the two remaining holders of the three year convertible notes converted $4,200 of his principal into our common stock.  The shares were issued pursuant to the registration exemptions afforded the Company under Section 3(a)(9) promulgated under the Securities Act of 1933, as amended, due to the fact that the securities were converted for no additional consideration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We are in default on notes payable totaling $121,401 as we were unable to repay the notes upon maturity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None in the quarter ended June 30, 2010.

ITEM 5. OTHER INFORMATION.

Subsequent Events

Pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders, on August 13, 2010, the Board of Directors and Troy A. Lyndon (our Chief Executive Officer, Chief Financial Officer and Chairman) and Richard J. Knox, Jr. (one of our Directors) jointly approved to increase the number of authorized shares of Common Stock from 3 billion to 5 billion. Mr. Lyndon owns an aggregate of 169,826,036 shares of common stock and 10,000 shares of Series C Preferred Stock. Each share of Common Stock has the right to one vote on the proposal and each Series C Preferred Stock has the voting equivalency of 10 million shares of Common Stock; thereby giving Mr. Lyndon total voting power equal to 10,169,826,036 shares of Common Stock, approximately 79.8% of the total voting securities (11,827,363,017 shares consisting of the following issued and outstanding shares: 714,529,576 shares of Common Stock, 3,586,245 of Series A Preferred Stock, 11,080,929 shares of Series B Preferred Stock and 10,000 shares of Series C Preferred Stock having the voting equivalency of 10 billion shares of Common Stock). Mr. Richard J. Knox, Jr. who owns 2,000,000 shares of Common Stock also approved of the above proposal. Together, Mr. Lyndon and Mr. Knox own the voting equivalency of 10,171,826,036 shares of Common Stock, approximately 79.8% of the issued and outstanding voting securities. The Board of Directors decided to increase the Company’s authorized common stock to 5 billion shares to give the Company additional ability to issue shares in future financings or corporate transactions, if any, or for compensation for services rendered by various individuals or entities.  The Company intends to file a Preliminary Information Statement and Definitive Information Statement in the near future and to amend the Company’s Certificate of Incorporation according to the federal securities laws.

On August 2, 2010, the Company has entered into a license agreement with Integrity Media, Inc. for 30 songs from various Christian artists for music to be included in the company’s soon-to-be-released Praise Champion game.

ITEM 6. EXHIBITS.

(a)

Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
31.1

Certification by Troy A. Lyndon, Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Certification by Troy A. Lyndon, Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1

Certification by Troy A. Lyndon, Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Certification by Troy A. Lyndon, Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

Date: August 18, 2010

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

(Principal Executive Officer)

(Principal Financial and Accounting Officer)