Form 10-Q
period 2010-09-30
LEFT BEHIND GAMES INC.
filed 2010-11-22
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of November 22, 2010, the Registrant had 4,446,193,905 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$20,227	$56,677
Restricted cash	30,000	30,000
Accounts receivable	--	6,915
Inventories, net	45,047	148,058
Prepaid royalties	7,182	30,426
Prepaid expenses and other current assets	8,257	6,048
Total current assets	110,713	278,124

Property and equipment, net	63,827	68,290
Note receivable	84,259	101,111
Intellectual property, net	51,563	85,938
Other assets	6,102	5,927

Total assets	$316,464	$539,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,527,339	$2,350,525
Payroll liabilities payable	237,867	161,104
Notes payable, net of discounts	99,807	31,200
Notes payable in default	--	177,338
Advances from related parties	--	--
Deferred revenue	608	78

Total current liabilities	1,865,621	2,720,245

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares authorized, issued and outstanding as of September 30, 2010 and March 31, 2010;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized;
10,700,929 and 11,040,929 shares issued and outstanding on September 30, 2010 and March 31, 2010	10,702	11,041
Series C preferred stock, $0.001 par value,10,000 authorized,	--	--
issued and outstanding as of September 30, 2010 and March 31, 2010
Series D convertible preferred stock, 1,000 shares authorized, 109 and zero
shares issued and outstanding as of September 30, 2010 and March 31, 2010	--	--
Common stock, par value $0.001 per share; 5,000,000,000 shares authorized; 3,980,681,458 and 2,279,968,311 shares issued and outstanding
As of September 30, 2010 and March 31, 2010, respectively	3,972,132	2,280,419
Treasury stock	24,500	24,500
Additional paid-in capital	46,939,731	47,338,235
Accumulated deficit	(52,499,808)	(51,838,636)
	(1,549,157)	(2,180,855)
Total liabilities and stockholders' deficit	$316,464	$539,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net revenues	$182,976	$18,591	$222,872	$42,396

Costs and expenses:
Cost of sales – product costs	121,947	14,156	135,188	26,907
Cost of sales – intellectual property costs	1,178	3,004	2,571	7,191
Stock based compensation – consultants	75,657	149,393	287,261	299,830
General and administrative	142,100	468,952	390,046	883,262
Product development	(133,477)	47,361	68,131	48,961

Total costs and expenses	207,405	682,866	883,197	1,266,151

Operating loss	(24,429)	(664,275)	(660,325)	(1,223,755)

Other (income) expense:
Interest and other debt expenses	6,060	225,272	(16,005)	498,472
Other expense	2,567	305	16,852	305

Total other (income) expense	8,627	225,577	847	498,777

Net loss	(33,056)	(889,852)	(661,172)	(1,722,532)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,251,501,634	799,254,783	2,909,326,917	623,060,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:

Net loss	$(661,172)	$(1,722,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,135	16,403
Recognition of deferred stock compensation	--	100,025
Stock based compensation - consultants	287,261	299,830
Stock based compensation - employees and directors for services	--	60,000
Interest paid in common stock	4,063	--
Amortization of debt discount	7	317,631
Provision for notes receivable reserve	16,852	--
Issuance of shares for antidilution protection	103,742	--
Beneficial conversion on note payable conversions	--	131,251
Changes in operating assets and liabilities:
Accounts receivable	6,915	--
Inventories	103,011	8,022
Prepaid expenses	6,791	3,334
Other assets and prepaid royalties	57,444	(7,206)
Accounts payable and accrued expenses	(519,925)	194,763
Deferred income – product sales	530	1,325
Net cash used in operating activities	(572,346)	(597,154)

Cash flows from investing activities:
Purchases of property and equipment	(17,672)	--
Net cash used in investing activities	(17,672)	--

Cash flows from financing activities:
Proceeds from the issuance of notes payable	25,000	25,000
Proceeds from the issuance of common stock	528,568	619,006
Net cash provided by financing activities	553,568	644,006

Net (decrease) increase in cash	(36,450)	46,852

Cash at beginning of period	56,677	7,778

Cash at end of period	$20,227	$54,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--

Income taxes	$--	$--

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock under license agreement	$--	$137,500

Exchange of equipment for settlement of accounts payable	$--	$503

Discount on convertible notes payable	$25,000	$--

Conversion of notes and accounts payable into common stock	$337,917	$1,262.601

Return of common stock as treasury shares	$--	$24,500

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

We hold an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale.  Additionally, we have acquired ownership of the Charlie Church Mouse brand from Lifeline Studios and all assets of Cloud9Games and both organizations continue as exclusive full-time developers of new products.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the new accounting standard requires disclosure of the date through which subsequent events were evaluated. The new accounting standard is effective for interim and annual periods after June 15, 2009. We adopted the new accounting standard for the quarter ended September 30, 2009, and have evaluated subsequent events through November 22, 2010.

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

Customer Concentrations

During the three month period ended September 30, 2010, one reseller accounted for approximately 82% of our revenue. That reseller paid us in cash for the games it purchased and they have no right of return.  During the three month period ended September 30, 2009, we had no customers accounting for greater than 5% of our revenues.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $661,172 during the six months ending September 30, 2010 and had an accumulated deficit of $52,499,808 at September 30, 2010. In addition, we used cash in our operations of $572,346 during the six months ending September 30, 2010.

We plan to continue to control and reduce costs where necessary while focusing on the expansion of our product line on more consumer platforms to expand our business. Management plans to continue to raise additional capital in 2011 to fund ongoing business operations and potential business combinations.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
Raw Materials	$--	$85,660
Finished Goods	45,047	62,398
Total Inventories	$45,047	$148,058

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2010 and March 31, 2010:

	September 30,	March 31,
	2010	2010
Office furniture and equipment	$4,293	$2,764
Leasehold improvements	1,364	839
Computer equipment	153,098	137,480
	158,755	141,083
Less accumulated depreciation	(94,928)	(72,793)
	$63,827	$68,290

Depreciation expense for the six month periods ended September 30, 2010 and 2009 was $22,135 and $16,403, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
License	$137,500	$137,500
Less accumulated amortization	(85,937)	(51,562)
	$51,563	$85,938

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As LB Games Ukraine was providing software development services only to us and due to our history of providing on-going financial support to that entity, through consolidation we have elected to forego all net losses of this variable interest entity in excess of our ownership interest and the actual capital we have invested in this entity. During the six months ending September 30, 2010, we did not make any payments to LB Games Ukraine.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock. In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights.

The number of shares outstanding reflects a 2 to 3 forward split of the registrant’s common stock, effectuated on November 9, 2009. Figures referring to shares of the registrant’s common stock in this Form 10-Q for the reporting period ending September 30, 2010 are provided on a post-forward split basis.

During the six months ending September 30, 2010 and 2009, we issued to independent third parties 567,765,146 and 24,624,571 shares of common stock for services provided, valued at $287,261 and $299,830, respectfully. We also issued 4,000,000 shares of common stock, valued at $60,000 to certain employees as additional compensation in the six months ended September 30, 2009.

Also, during the six month period ended September 30, 2010, certain of our investors and creditors converted notes payable, accrued interest and accounts payable, to 415,380,572 shares of our common stock at $0.001 per share, reducing our debt by $337,917. We also raised $528,568 in cash through the sale of 732,265,654 shares of common stock, sold at various prices.

During the six month period ended September 30, 2009, certain of our investors converted notes payable and related accrued interest to 263,866 shares of our common stock at various conversion prices, reducing our debt by $1,262,601. We also raised $619,006 through the sale of 274,230,410 shares of common stock, sold at various prices.

On September 3, 2010, we filed an Information Statement, which noted that the majority of voting shares of the company had authorized an increase of authorized shares from 3 billion to 5 billion.

Preferred Stock

We are authorized to issue sixty million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 are designated as preferred A shares, 11,080,929 preferred B shares, 10,000 are designated as preferred C shares and 1,000 are designated as convertible preferred D shares.  The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

Series A Preferred Stock

The holders of series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 since March 31, 2006.

We have not issued any Series A Preferred shares since our fiscal year ended March 31, 2006 and we currently do not plan to further issue this class of shares.

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

We have not issued any Series B Preferred shares in the past two fiscal years and we currently do not plan to further issue this class of shares. During the quarter ended September 30, 2010, two investors converted an aggregate of 340,000 Series B Preferred shares to an equivalent number of common stock.

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

In the first week of the quarter ending December 31, 2009, we issued 10 series D Preferred shares to our Director, Richard Knox, Jr. of which he converted 1 share into one million (1,000,000) shares of the Company’s common stock. Also, in the quarter ending December 31, 2009, we issued 150 series D Preferred shares to our CEO, Troy Lyndon. Mr. Lyndon then elected to convert 150 series D Preferred shares into one hundred fifty million (150,000,000) shares of our common stock.  On August 27, 2010, Mr. Lyndon exchanged one hundred million (100,000,000) shares of his common stock into 100 of our D Preferred shares.

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

Leases

We operate in a 4,300 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2011 with an option to extend such lease for up to three additional 12 month periods. Its cost is $2,850 per month.

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

Content License

In July 2007, and subsequently in June, 2009, we entered into a Software Publishing Agreements to publish three pc video games under the Charlie Church Mouse (“CCM”) brand. That license agreement requires us to pay royalties to the licensor at a rate of twenty percent of the gross margin on the cash receipts from sales of CCM branded games net of any amounts received as or for any sales, use, customs or other taxes, or postage, shipping, handling, freight, delivery, insurance, maintenance service, sales programs and commissions, interest or finance charges. We paid an original license fee of $25,000 and a renewal fee of another $25,000 in connection with the signing of the Software Publishing Agreements and have a prepaid license fee amount of $7,182 under prepaid expenses and other current assets on our September 30, 2010 balance sheet. In the quarter ending June 30, 2010, we acquired the Charlie Church Mouse brand for a payment of 100 million shares of our common stock. Subsequently to 2010, we have issued these shares in accordance with the brand acquisition agreement.  According to the agreement, we no longer pay royalties for this brand and as part of the agreement, wrote-off the prepaid expenses as compensation to the original license holder, Lifeline Studios LLC.

On August 2, 2010, we entered into a license agreement with Integrity Media, Inc. for 30 songs from various Christian artists for music to be included in our Praise Champion game.

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

Notes payable consist of the following at September 30, 2010:
	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Individual loans	$39,800	$-	$39,800
2 year convertible notes	85,000	(24,993)	60,007
Total notes payable	$124,800	$(24,993	$99,807

Notes payable consist of the following at March 31, 2010:
	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Individual loans	$25,000	$--	$25,000
Individual loans (in default)	95,737	--	95,737
1 year convertible notes (in default)	81,601	--	81,601
3 year convertible notes	6,200	--	6,200
Total notes payable	$208,538	$--	$208,538

In the six months ended September 30, 2010, one of the remaining individual loan holders converted all $25,000 of his principal into our common stock and the another holder converted his $55,937 principal into a two year convertible note.  At September 30, 2010, we had $1,492 of accrued interest related to the remaining individual loan.

In the six months ended September 30, 2010, the final I year convertible noteholder converted his $81,601 principal into common stock.

In the six months ended September 30, 2010, one of the two remaining holders of the three year convertible notes converted $4,200 of his principal into our common stock.

In the six months ended September 30, 2010, an investor lent us $25,000 in the form of a two year convertible note.  As there was a beneficial conversion feature on the agreed conversion price, we recorded a discount of $25,000 against that note and began amortizing it through the effective interest method. At September 30, 2010, we had $3,188 of accrued interest related to the remaining 2 year convertible notes.

NOTE 11 – NOTE RECEIVABLE

We provided several no-interest short-term loans to another Christian videogame developer, Digital Praise, Inc., a California corporation (“DP”), to assist them with their working capital requirements. As of September 30, 2010, DP owed us $202,221. We established a reserve of $101,111 against this note receivable as a charge to other income in the fiscal year ended March 31, 2010 and increased this reserve by another $16,852 due to uncertainty of collectibility and, as a result, show a net amount of $84,259 on our September 30, 2010 consolidated balance sheet.

NOTE 12 - DEFERRED REVENUES

At September 30, 2010, we had $608 of deferred revenue related to our on-line store sales. As we allow a one-month period for our on-line store customers to return our games, we record the revenue from the last month of each quarter as deferred revenue and then recognize that revenue once the one-month period has elapsed.

NOTE 13 – SUBSEQUENT EVENTS

In October 2010 and through November 19, 2010, we issued an aggregate of 209,512,447 shares to certain accredited investors in exchange for cash investments totaling $87,000.

In October 2010 and through November 19, 2010, we issued an aggregate of 256,000,000 shares in conversion of $57,000 of accounts payable.

On October 17, 2010, we entered into a Binding Letter of Agreement (the “Agreement”) with Cloud 9 Games and Curtis Ratica, the President of Cloud 9 Games. Pursuant to the Agreement, we purchased 100% of the assets of Cloud 9 Games. In consideration for the assets, we agreed to pay Mr. Ratica a nominal amount of cash and to enter into a three year employment agreement with Mr. Ratica pursuant to which Mr. Ratica shall serve as our Executive Director of Development (Austin).

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

THE COMPANY

Left Behind Games Inc., a Washington corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002. The Company is engaged in the development, production and sale of Christian inspirational PC video games based upon a number of brands and licenses, including the popular Left Behind series of novels, published by Tyndale House Publishers. The mission of the Company is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences. As of the date of this Annual Report, we produce and sell inspirational video games.

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

Due to the high impact of the brand name “Left Behind Games” recognized within the marketplace, we have retained this name although other products have been added to our line. As time goes on, and we continue to add new products, we anticipate also operating under our dba, Inspired Media Entertainment.

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

On December 6, 2010, we amended our License Agreement with Lifeline Studios through which we purchased the exclusive rights to the Charlie Church Mouse brand from Lifeline Studios in exchange for a payment due by September 30, 2010 of $200,000 in cash or 100 million shares of common stock in the Company

To date, we have financed our operations primarily through the sale of shares of our common stock. During the six months ended September 30, 2010, we raised $528,568 through the sale of common stock to certain “accredited investors” under several different formats. We continue to generate operating losses and have only just begun to generate revenues.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2010.

On September 3, 2010, we filed an Information Statement, which noted that the majority of voting shares of the company had authorized an increase of authorized shares from 3 billion to 5 billion.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

Revenues

We recorded net revenues of $182,976 for the three months ended September 30, 2010 compared to $18,591 in the three months ended September 30, 2009. This represented an increase in our revenues of $164,385, or 884%. During the three month period ended September 30, 2010, one reseller accounted for approximately 93% of our revenue. That reseller paid us in cash for the games it purchased and they have no right of return.  During the three month period ended September 30, 2009, we had no customers accounting for greater than 5% of our revenues.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $121,947 for the three months ended September 30, 2010 compared to $14,156 in the three months ended September 30, 2009. This represented an increase in our cost of sales – product costs of $107,791, or 761%. The increase in cost of sales – product costs was due to the increase in revenues noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $1,178 for the three months ended September 30, 2010 compared to $3,004 in the three months ended September 30, 2009. This represents a decrease in our intellectual property costs of $2,794, or 67%.  This decrease was the result of our acquiring the Charlie Church Mouse brand and as a result, we no longer have to accrue cost of sales – intellectual property licenses for sales of the CCM games.

Stock Based Compensation – Consultants

Stock based compensation expense to consultants was $75,657 for the three months ended September 30, 2010 compared to $149,393 for the three months ended September 30, 2009.  This represented a decrease in our stock based compensation to consultants of $73,736.  These expenses were for product development, marketing and investor relations services.

General and Administrative Expenses

General and administrative expenses were $142,100 for the three months ended September 30, 2010, compared to $468,952 for the three months ended September 30, 2009, a decrease of $326,852. The decrease was primarily due to a $217,771 reduction in payments to marketing consultants, a $46,724 reduction in legal fees and a $49,615 reduction in other professional fees.

Product Development Expenses

Product development expenses, excluding stock-based payments, were $(133,477) for the three months ended September 30, 2010, compared to $47,361 for the three months ended September 30, 2009.  The September 2010 period included two credits totaling $241,470 related to $126,912 as forgiveness of debt from a foreign game developer as that amount was no longer owed and a $114,558 reduction in amounts due to the former publisher of the Charlie Church Mouse games since we acquired that brand.  Without those credits, we had $107,993 of product development expenses in the 2010 period which related to investments in new game and software infrastructure development largely with outside contractors.

Interest Expense

We recorded interest expense of $6,060 for the three months ended September 30, 2010, compared to $225,272 in the three months ended September 30, 2009, a decrease of $219,212. The reduction was due to the significant decrease in our notes payable, which have largely converted to common stock.  Our interest expense is comprised of interest incurred on outstanding debts and the, accretion of the debt discounts related to zero coupon notes and, in the 2009 period, amortization of debt issuance costs.

Net Loss

As a result of the above factors, we reported a net loss of $33,056 for the three months ended September 30, 2010, compared to a net loss of $889,852 for the three months ended September 30, 2009. In addition, our accumulated deficit at September 30, 2010 totaled $52,499,808.

Six Months Ended September 30, 2010 and 2009

Revenues

We recorded net revenues of $222,872 for the six months ended September 30, 2010 compared to $42,396 in the six months ended September 30, 2009. This represented an increase in our revenues of $180,476, or 426%. During the six month period ended September 30, 2010, one reseller accounted for approximately 80% of our revenue. That reseller paid us in cash for the games it purchased and they have no right of return.  During the six month period ended September 30, 2009, we had no customers accounting for greater than 5% of our revenues.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $135,188 for the six months ended September 30, 2010 compared to $26,907 in the six months ended September 30, 2009. This represented an increase in our cost of sales – product costs of $108,281, or 402%. The increase in cost of sales – product costs was due to the increase in revenues noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $2,571 for the six months ended September 30, 2010 compared to $7,191 in the six months ended September 30, 2009. This represents a decrease in our intellectual property costs of $4,620, or 64%.  This decrease was the result of our acquiring the Charlie Church Mouse brand and as a result, we no longer have to accrue cost of sales – intellectual property licenses for sales of the CCM games.

Stock Based Compensation – Consultants

Stock based compensation expense to consultants was $287,261 for the six months ended September 30, 2010 compared to $299,830 for the six months ended September 30, 2009.  This represented a decrease in our stock based compensation to consultants of $12,569.  These expenses were for product development, marketing and investor relations services.

General and Administrative Expenses

General and administrative expenses were $390,046 for the six months ended September 30, 2010, compared to $883,262 for the six months ended September 30, 2009, a decrease of $493,216. The decrease was primarily due to a $219,770 reduction in payments to marketing consultants, a $159,412 reduction in legal fees and a $75,460 reduction in other professional fees.

Product Development Expenses

Product development expenses, excluding stock-based payments, were $68,131 for the three months ended September 30, 2010, compared to $48,961 for the three months ended September 30, 2009.  The September 2010 period included two credits totaling $241,470 related to a $126,912 write-off of accounts payable to a foreign game developer as that amount was no longer owed and a $114,558 reduction in amounts due to the former publisher of the Charlie Church Mouse games since we acquired that brand.  Without those credits, we had $309,601 of product development expenses in the 2010 period which related to investments in new game and software infrastructure development largely with outside contractors.

Interest Expense

We recorded interest expense of $(16,005) for the six months ended September 30, 2010, compared to $498,472 in the six months ended September 30, 2009, a decrease of $514,477. Our interest expense is comprised of interest incurred on outstanding debts and the, accretion of the debt discounts related to zero coupon notes and, in the 2009 period, amortization of debt issuance costs.

The two primary factors in the interest expense for the September 2010 period was a charge of $103,741 related to the fair value of shares issued under antidilution arrangements with certain of our investors.  This charge was offset by a $140,253 quarter end adjustment that was the result of an analysis of our accrued interest that led us to conclude that we had overaccrued our interest expense by that amount over the past several years.

Net Loss

As a result of the above factors, we reported a net loss of $661,172 for the six months ended September 30, 2010, compared to a net loss of $1,722,532 for the six months ended September 30, 2009. In addition, our accumulated deficit at September 30, 2010 totaled $52,499,808.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010 we had $20,227 of cash compared to $56,677 of cash at March 31, 2010, a decrease of $36,450 largely due to the amount of cash used to our operating activities exceeding the amount that we raised through the private sales of our common stock to “accredited investors”. At September 30, 2010, we had a working capital deficit of $1,754,908 compared to a working capital deficit of $2,442,122 at March 31, 2010.

Operating Activities

For the six month periods ended September 30, 2010 and 2009, net cash used in operating activities was $572,346 and $597,154, respectively. The net losses for the six month periods ended September 30, 2010 and 2009 were $661,172 and $1,722,532, respectively, a decrease of $856,360.

Investing Activities

We invested $17,672 in fixed assets during the six month period ended September 30, 2010.

Financing Activities

For the six month periods ended September 30, 2010 and 2009, net cash provided by financing activities was $553,568 and $644,006, respectively. The primary element of cash provided by financing activities in both periods was the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through September 30, 2010, we have raised approximately $14 million through funds provided by private placement offerings and convertible notes. This was sufficient to enable us to develop our first product and expand our product line to include 11 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. We do not currently have enough capital to sustain our operations for the next 12 months, of which there can be no assurance.  We will need to continue raising capital through privately placed offerings in order to continue our operations over the next twelve months. It is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments. During the six months ended September 30, 2010, we raised $528,568 of cash through the sale of common stock to certain accredited investors. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of $1,754,908, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At September 30, 2010, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

Historically, we promoted our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with accounting standards, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the six months ended September 30, 2010 and 2009, we paid $3,809 under such types of arrangements.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ending September 30, 2010, we issued to independent third parties, some of whom were accredited investors, an aggregate of 567,765,146 shares of common stock for services provided, valued at $287,261 (based on the closing price on the respective grant date or the invoice amount, whichever was more easily measurable).  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances were isolated and did not involve a public offering of securities.

Also, during the six months ended September 30, 2010, one of the remaining individual loan holders converted all $25,000 of his principal into our common stock, a One Year convertible noteholder converted his $81,601 principal into common stock and one of the two remaining holders of the three year convertible notes converted $4,200 of his principal into our common stock.  The shares were issued pursuant to the registration exemptions afforded the Company under Section 3(a)(9) promulgated under the Securities Act of 1933, as amended, due to the fact that the securities were converted for no additional consideration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None in the quarter ended September 30, 2010.

ITEM 5. OTHER INFORMATION.

In October 2010 and through November 19, 2010, we issued an aggregate of 209,266,141 shares to certain accredited investors in exchange for cash investments totaling $87,000.

In October 2010 and through November 19, 2010, we issued an aggregate of 256,000,000 shares in conversion of $57,000 of accounts payable.

On October 17, 2010, we entered into a Binding Letter of Agreement (the “Agreement”) with Cloud 9 Games and Curtis Ratica, the President of Cloud 9 Games. Pursuant to the Agreement, we purchased 100% of the assets of Cloud 9 Games. In consideration for the assets, we agreed to pay Mr. Ratica a nominal amount of cash and to enter into a three year employment agreement with Mr. Ratica pursuant to which Mr. Ratica shall serve as our Executive Director of Development (Austin).

ITEM 6. EXHIBITS.

(a)

Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
31.1

Certification by Troy A. Lyndon, Principal Executive Officer and Principa Certification by Troy A. Lyndon, Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.l Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: November 22, 2010

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

(Principal Executive Officer)

(Principal Financial and Accounting Officer)