Form 10-Q/A
period 2009-06-30
LEFT BEHIND GAMES INC.
filed 2011-02-22
CIK 13055

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

EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, previously filed on August 19, 2009, to correct certain general and administrative expenses related to a consulting arrangement and to record corrections to accrued liabilities for items that were overstated during the three month period ended June 30, 2009.  Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended June 30, 2009, is amended by this Form 10-Q/A.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	Restated
ASSETS
Current assets
Cash	$18,696	$7,778
Inventories, net	148,814	180,997
Prepaid royalties	31,616	9,179
Prepaid expenses and other current assets	1,104	3,636

Total current assets	200,230	201,590

Property and equipment, net	89,201	98,004
Intangible assets	137,500	-
Other assets	9,073	5,927

Total assets	$436,004	$305,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,479,160	$2,525,095
Convertible debt	30,000	--
Payroll liabilities payable	327,833	303,318
Notes payable, net of discounts	320,267	703,689
Notes payable, net, in default	256,525	312,488
Deferred revenue	1,442	117

Total current liabilities	3,415,227	3,844,707

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares
Authorized, issued and outstanding on June 30, 2009 and
March 31, 2009;liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares
Authorized; 11,080,932 shares issued and outstanding
as of June 30, 2009 and March 31, 2009, respectively	11,081	11,081
Common stock, par value $0.001 per share; 1,200,000,000 shares authorized; 690,076,428 and 344,358,992 shares issued and
outstanding as of June 30, 2009 and
March 31, 2009, respectively	690,076	344,359
Treasury stock	24,500	-
Additional paid-in capital	41,270,473	40,203,449
Deferred stock-based compensation	(13,875)	(100,025)
Accumulated deficit	(44,965,064)	(44,001,636)

	(2,979,223)	(3,539,186)

Total liabilities and stockholders' deficit	$436,004	$305,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ending

June 30, 2009 and 2008

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	Restated
Net revenues	$22,805	$60,552

Costs and expenses:
Cost of sales – product costs	12,751	30,415
Cost of sales – intellectual
property costs	4,187	2,475
General and administrative	694,495	800,867
Product development	1,600	51,127

Total costs and expenses	713,033	884,884

Operating loss	(690,228)	(824,332)

Other expense:
Interest expense	273,200	143,344
Loss on disposal of assets	-	4,820

Total other expense	273,200	148,164

Net loss	$(963,428)	$(972,496)

Basic and diluted loss per
common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	446,806,436	143,687,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	Restated
Cash flows from operating activities:

Net loss	$(963,428)	$(972,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,803	22,186
Interest paid in common stock
Loss on disposal of assets	-	4,820
Recognition of deferred stock-based compensation	86,150	-
Interest paid in common stock	-	5,500
Estimated fair value of common stock issued to consultants for services	150,437	90,567
Estimated fair value of common stock issued to Employees and directors for services	60,000	1,500
Amortization of debt discount	240,072	52,256
Convertible debt issued for services	253,500	-
Amortization of debt issuance costs	-	14,872
Changes in operating assets and liabilities:
Accounts receivable	-	49,353
Inventories	32,183	(13,860)
Prepaid expenses	2,532	6,186
Other assets and prepaid royalties	(25,583)	3,685
Accounts payable and accrued expenses	17,548	402,163
Deferred income – product sales	1,325	-

Net cash used in operating activities	(136,461)	(333,268)

Cash flows from financing activities:

Proceeds from the issuance of notes payable	-	346,500
Payments on advances from related parties	-	(14,810)
Proceeds from the issuance of common stock	147,379	-

Net cash provided by financing activities	147,379	331,690

Net increase in cash (decrease)	10,918	(1,578)

Cash at beginning of period	7,778	2,695

Cash at end of period	$18,696	$1,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	Restated
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

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

In January 2006, Left Behind Games Inc. (collectively, “we,” “our,” the “Company” or “LBG”) entered into an Agreement and Plan of Merger (the “Agreement”) with Bonanza Gold, Inc., a Washington corporation (“Bonanza”), wherein Bonanza acquired LBG through the purchase of our outstanding common stock on a “1 for 1” exchange basis. Prior to the execution of the Agreement, on January 25, 2006, we effected a 2.988538 for 5 reverse stock split of both our common stock and preferred stock outstanding, resulting in 12,456,538 and 3,586,246 shares of common and preferred stock, respectively. Also prior to the execution of the Agreement, Bonanza effected a 1 for 4 reverse stock split, resulting in 1,882,204 shares of common stock outstanding.

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

RESTATEMENT

We have restated our financial statements for the three month period ended June 30, 2009, previously filed on August 19, 2009, to correct certain general and administrative expenses related to a consulting arrangement during the three month period ended June 30, 2009 (see Note 12).  Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended June 30, 2009, is amended by this Form 10-Q/A.

The following table shows the impact of this restatement on our consolidated statement of operations and consolidated balance sheet:

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$22,805	$-		$22,805

Costs and expenses:
Cost of sales – product costs	12,751	-		12,751
Cost of sales – intellectual property costs	4,187	-		4,187
General and administrative	563,747	130,748	(1)	694,495
Product development	1,600	-		1,600
Operating loss	(559,480)	130,748		(690,228)

Other income (expense):
Interest expense	(273,200)	-		(273,200)
Net loss	$(832,680)	$(130,748)		$(963,428)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)		$(0.00)
Weighted average common shares	446,806,436	-		446,806,436

(1) To correct general and administrative expenses to properly reflect the costs of consulting arrangements and to record corrections to accrued liabilities for items that were overstated previously

CONSOLIDATED BALANCE SHEET

June 30, 2009

(Unaudited)

	Previously
	Reported	Adjustments		Restated
ASSETS:
Total assets	$436,004	$-		$436,004

LIABILITIES & STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$2,601,912	$(122,752)	(2)	$2,479,160
Convertible debt issued for services	-	30,000	(1)	30,000
All other liabilities	906,067	-		906,067
Total liabilities	3,507,979	(92,752)		3,415,227

Stockholders’ deficit:
Series A preferred stock	3,586	-		3,586
Series B preferred stock	11,081	-		11,081
Common stock	690,076	-		690,076
Treasury stock	24,500	-		24,500
Additional paid-in capital	41,046,973	223,500	(1)	41,270,473
Deferred stock-based compensation	(13,875)	-		(13,875)
Accumulated deficit	(44,834,316)	(130,748)	(2)	(44,965,064)
Stockholders’ deficit	(3,071,975)	92,752	(1),(2)	(2,979,223)
Total liabilities and stockholders’ deficit	$436,004	$-		$436,004

(1) To correct general and administrative expenses to properly reflect the costs of consulting arrangements.

(2) To correct wage and salary expense that was understated previously and to record corrections to accrued liabilities for items that were overstated previously.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $1,961,627 and $963,428 during the year ended March 31, 2009 and three months ending June 30, 2009, respectively, and had an accumulated deficit of $44,965,064 at June 30, 2009. In addition, we used cash in our operations of $136,461 during the three months ended June 30, 2009. However, from April 1, 2009 to June 30, 2009, approximately 43% of our notes payable were converted to common stock.

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

NOTE 12 – CONVERTIBLE DEBT ISSUED FOR SERVICES

On September 2, 2008, the Company entered into a one-year consulting agreement (the “2008 Consulting Agreement”) with a consultant (the “Consultant”) pursuant to which, in exchange for services rendered by the Consultant to the Company, the Consultant received an aggregate of 8,500,000 shares of common stock of the Company.  In April of 2009, the Company added an addendum to 2008 Consulting Agreement (the “First Addendum”) whereby the Consultant also earned $10,000 per month for the services rendered and received an additional 20,000,000 shares of the Company’s common stock.  The First Addendum also provided that Consultant had the right to convert the monies owed under the amended consulting agreement into shares of common stock of the Company at a rate of $0.005 no later than March 31, 2010.  In April of 2009, the Company added a second addendum to the 2008 Consulting Agreement (the “Second Addendum”) whereby the conversion rate was reduced to $0.001 per share.  All other terms remained the same.  In April of 2009, the parties entered into the third addendum to the 2008 Consulting Agreement (the “Third Addendum”) whereby the Consultant agreed that in the event the Consultant sold common stock of the Company at a rate exceeding 10,000,000 shares per 30 calendar day period, the Consultant would pay the Company an early-sell fee for each period of $100,000 or an amount equally agreed upon by the Company and Consultant.    As of June 30, 2009, none of the debt was converted and therefore no fees were paid under this arrangement.

In determining the fair value of the convertible debt issued for services, the Company followed guidance in ASC 470-20-30 “Convertible Instruments Issued to Nonemployees for Goods and Services.”  Under ASC 470-20-30, convertible instruments issued for services are to be valued using the measurement date as determined under ASC 505-50 “Equity-Based Payments to Non-Employees.”  In addition, ASC 470-20-30 provides guidance on determining fair value of convertible instruments issued for services as follows: (1) Fair value of services if determinable (2) Cash received for similar convertible instruments sold to unrelated parties or (3) At a minimum, the value of the equity that could be received if the instrument were converted.  The Company determined that the fair value of the common stock that could be received if the debt were converted was the best measure of fair value in the above transactions.  Accordingly the value of the underlying common stock on the measurement date, as determined by ASC 505-50, was used to determine the fair value of the convertible debt.

The Company estimated the fair value of the convertible notes issued to the consultant for services during the three months ended June 30, 2009 to be $253,500 and recorded this amount as consulting expense.  During the three months ended June 30, 2009, none of the convertible debt was converted and  the consultant had an outstanding convertible debt balance of $30,000.

NOTE 13 – SUBSEQUENT EVENTS

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

THE COMPANY

Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company,” “LFBG,” “we,” “us,” “our” or similar terms), was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002. The Company is engaged in the development, production and sale of Christian inspirational PC video games based upon the popular Left Behind series of novels, published by Tyndale House Publishers. The mission of the company is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences. As of the date of this Annual Report, we produce and sell inspirational video games.

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

Our Company became one of the first to develop, publish, and distribute products game for the multi-billion dollar inspirational marketplace when in November of 2006, we released our first product, “LEFT BEHIND: Eternal Forces,” a PC real-time strategy game. We successfully gained entry into more than ten thousand (10,000) retail locations, including Target, Best Buy, Amazon.com, GameStop, EB Games, select Wal-Marts, Circuit City, Comp USA and numerous others.

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

General and Administrative Expenses

General and administrative expenses were $694,495 for the three months ended June 30, 2009, compared to $800,867 for the three months ended June 30, 2008, a decrease of $106,372, or 13%.

Many of these general and administrative expenses were non-cash charges since we paid many of our consultants in shares of our common stock rather than in cash. During the three months ended June 30, 2009 and 2008, we recorded expenses relating to these non-cash payments to consultants of $150,437 and $90,567, respectively. This represented a $59,870 increase.  During the three months ended June 30, 2009, we also recorded $253,500 in expenses related to the fair value of convertible debt issued to a consultant for services and recorded a $122,752 correction to accrued liabilities for items that were overstated previously.

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

Net Loss

As a result of the above factors, we reported a net loss of $963,428 for the three months ended June 30, 2009, compared to a net loss of $972,496 for the three months ended June 30, 2008, resulting in a reduced loss of $9,068. In addition, our accumulated deficit at June 30, 2009 totaled $44,965,064.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009 we had $18,696 of cash compared to $7,778 of cash at March 31, 2009, an increase of $10,918. At June 30, 2009, we had a working capital deficit of $3,214,997 compared to a working capital deficit of $3,643,117 at March 31, 2009.

Operating Activities

For the three month periods ended June 30, 2009 and 2008, net cash used in operating activities was $136,461 and $333,268, respectively. The $196,807 decrease in cash used in our operating activities was primarily due to the decrease in our research and development expenses as we reduced our expenditures to conserve cash. The net losses for the three month periods ended June 30, 2009 and 2008 were $963,428 and $972,496, respectively, a decrease of $9,068.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of $3,214,997, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Date: February 22, 2011

BY: /S/ TROY A. LYNDON

TROY A. LYNDON

CHAIRMAN, PRESIDENT, CHIEF

ACCOUNTING OFFICER AND

CHIEF EXECUTIVE OFFICER