Form 10-Q/A
period 2009-09-30
LEFT BEHIND GAMES INC.
filed 2011-02-22
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, previously filed on December 8, 2009, to correct certain general and administrative expenses related to a consulting arrangement and to record corrections to accrued liabilities for items that were overstated during the three and six month periods ended September 30, 2009.  Except for the foregoing matters, no other information included in our original Form 10-Q for the three and six month periods ended September 30, 2009, is amended by this Form 10-Q/A.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS	Restated
Current assets
Cash	$54,630	$7,778
Inventories, net	172,975	180,997
Prepaid royalties	30,426	9,179
Prepaid expenses and other current assets	302	3,636

Total current assets	258,333	201,590

Property and equipment, net	77,583	98,004
Intellectual property, net	120,313	--
Other assets	9,073	5,927

Total assets	$465,302	$305,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,378,805	$2,525,095
Payroll liabilities payable	194,618	303,318
Convertible debt	120,000	--
Notes payable, net of discounts	268,452	703,689
Notes payable in default	150,737	312,488
Deferred revenue	1,442	117

Total current liabilities	3,114,054	3,844,707

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares
Authorized, issued and outstanding;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized; 11,080,929 shares issued and outstanding
as of September 30, 2009 and March 31, 2009	11,081	11,081
Common stock, par value $0.001 per share; 1,200,000,000 shares authorized; 913,080,174 and 344,358,992 shares issued and
outstanding as of Sept 30, 2009 and March 31, 2009, respectively	913,026	344,359
Treasury stock	24,500	--
Additional paid-in capital	44,416,471	40,203,449
Deferred stock-based compensation	--	(100,025)
Accumulated deficit	(48,017,416)	(44,001,636)
	(2,648,752)	(3,539,186)
Total liabilities and stockholders' deficit	$465,302	$305,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ending

September 30, 2009 and 2008

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	Restated		Restated
Net revenues	$18,591	$58,190	$42,396	$118,742

Costs and expenses:
Cost of sales – product costs	14,156	3,073	26,907	33,487
Cost of sales – intellectual property costs	3,004	1,239	7,191	3,714
General and administrative	2,779,845	491,748	3,475,340	1,292,615
Product development	48,361	850	49,961	51,977

Total costs and expenses	2,845,366	496,910	3,559,399	1,381,793

Operating loss	(2,826,775)	(438,720)	(3,517,003)	(1,263,051)

Other expense:
Interest and other debt expenses	225,272	231,209	498,472	374,553
Other expense	305	426	305	5,113

Total other expense	225,577	231,635	498,777	379,666

Other income:
Gain from extraordinary events	--	468,837	--	468,837
Debt forgiveness income	--	250,000	--	250,000

Total other income	--	718,837	--	718,837

Net profit (loss)	$(3,052,352)	$48,482	$(4,015,780)	$(923,880)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	799,254,783	158,769,935	623,060,609	150,782,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	Restated
Cash flows from operating activities:

Net loss	$(4,015,780)	$(923,880)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	16,403	42,785
Interest paid in common stock	--	17,356
Loss on disposal of assets	--	5,247
Recognition of deferred stock compensation	100,025	--
Beneficial conversion feature on conversions of notes payable	131,251	--
Estimated fair value of common stock issued to consultants for services	299,830	157,411
Estimated fair value of common stock issued to employees and directors for services	60,000	101,500
Convertible debt issued for services	2,416,000	--
Amortization of debt discount	317,631	67,128

Changes in operating assets and liabilities:
Accounts receivable	--	51,622
Inventories	8,022	(23,275)
Prepaid expenses	3,334	3,420
Other assets and prepaid royalties	(7,206)	71,844
Accounts payable and accrued expenses	72,011	453,218
Deferred income – product sales	1,325	(300,440)
Deferred rent	--	(1,427)

Net cash used in operating activities	(597,154)	(277,491)

Cash flows from investing activities:

Payments for trademarks and prepaid royalties	--	--

Net cash used in investing activities	--	--

Cash flows from financing activities:

Proceeds from the issuance of notes payable	25,000	346,500
Principal repayments of notes payable	--	(29,240)
Payments on advances from related parties	--	(35,434)
Proceeds from the issuance of common stock	619,006	--

Net cash provided by financing activities	644,006	281,826

Net increase in cash	46,852	4,335

Cash at beginning of period	7,778	2,695

Cash at end of period	$54,630	$7,030

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

RESTATEMENT

We have restated our financial statements for the three and six month periods ended September 30, 2009, previously filed on December 8, 2009, to correct certain general and administrative expenses related to a consulting arrangement during the three and six month periods ended September 30, 2009 (see Note 12).  Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended September 30, 2009, is amended by this Form 10-Q/A.

The following table shows the impact of this restatement on our consolidated statement of operations and consolidated balance sheet:

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$18,591	$-		$18,591

Costs and expenses:
Cost of sales – product costs	14,156	-		14,156
Cost of sales – intellectual property costs	3,004	-		3,004
General and administrative	617,345	2,162,500	(1)	2,779,845
Product development	48,361	-		48,361
Operating loss	(664,275)	(2,162,500)		(2,826,775)

Other income (expense):	(225,577)	-		(225,577)
Net loss	$(889,852)	$(2,162,500)		$(3,052,352)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)		$(0.00)
Weighted average common shares	799,254,783			799,254,783

(1) To correct general and administrative expenses to properly reflect the costs of consulting arrangements

CONSOLIDATED STATEMENT OF OPERATIONS

Six Months Ended September 30, 2009

(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$42,396	$-		$42,396

Costs and expenses:
Cost of sales – product costs	26,907	-		26,907
Cost of sales – intellectual property costs	7,191	-		7,191
General and administrative	1,182,092	2,293,248	(1)	3,475,340
Product development	49,961	-		49,961
Operating loss	(1,223,755)	(2,293,248)		(3,517,003)

Other income (expense)	(498,777)	-		(498,777)
Net loss	$(1,722,532)	$(2,293,248)		$(4,015,780)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.01)		$(0.01)
Weighted average common shares	623,030,609	-		623,030,609

(1) To correct general and administrative expenses to properly reflect the costs of consulting arrangements and to record corrections to accrued liabilities for items that were overstated previously

CONSOLIDATED BALANCE SHEET

September 30, 2009

(Unaudited)

	Previously
	Reported		Adjustments		Restated
ASSETS:
Total assets	$465,302		$-		$465,302

LIABILITIES & STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$2,501,557	$	$ (122,752)	(2)	$2,378,805
Convertible debt issued for services	-		120,000	(1)	120,000
All other liabilities	615,249		-		615,249
Total liabilities	3,116,806		(2,752)		3,114,054

Stockholders’ deficit:
Series A preferred stock	3,586		-		3,586
Series B preferred stock	11,081		-		11,081
Common stock	913,026		-		913,026
Treasury stock	24,500		-		24,500
Additional paid-in capital	42,120,471		2,296,000	(1)	44,416,471
Accumulated deficit	(45,724,168)		(2,293,248)	(1), (2)	(48,017,416)
Stockholders’ deficit	(2,651,504)		2,752		(2,648,752)
Total liabilities and stockholders’ deficit	$465,302		$-		$465,302

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

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $1,961,627 and $4,015,780 during the year ended March 31, 2009 and six months ending September 30, 2009, respectively, and had an accumulated deficit of $48,017,416 at September 30, 2009. In addition, we used cash in our operations of $597,154 during the six months ended September 30, 2009. However, from April 1, 2009 to September 30, 2009, approximately 69% of our notes payable were converted to common stock.

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

NOTE 12 – CONVERTIBLE DEBT ISSUED FOR SERVICES

On September 2, 2008, the Company entered into a one-year consulting agreement (the “2008 Consulting Agreement”) with a consultant (the “Consultant”) pursuant to which, in exchange for services rendered by the Consultant to the Company, the Consultant received an aggregate of 8,500,000 shares of common stock of the Company.  In April of 2009, the Company added an addendum to 2008 Consulting Agreement (the “First Addendum”) whereby the Consultant also earned $10,000 per month for the services rendered and received an additional 20,000,000 shares of the Company’s common stock.  The First Addendum also provided that Consultant had the right to convert the monies owed under the amended consulting agreement into shares of common stock of the Company at a rate of $0.005 no later than March 31, 2010.  In April of 2009, the Company added a second addendum to the 2008 Consulting Agreement (the “Second Addendum”) whereby the conversion rate was reduced to $0.001 per share.  All other terms remained the same.  In April of 2009, the parties entered into the third addendum to the 2008 Consulting Agreement (the “Third Addendum”) whereby the Consultant agreed that in the event the Consultant sold common stock of the Company at a rate exceeding 10,000,000 shares per 30 calendar day period, the Consultant would pay the Company an early-sell fee for each period of $100,000 or an amount equally agreed upon by the Company and Consultant.  As of September 30, 2009, none of the debt was converted and therefore no fees were paid under this arrangement.

On July 23, 2009, the Company replaced the 2008 Consulting Arrangement with a new automatically renewable six month consulting agreement (the “2009 Consulting Agreement”) whereby the Consultant earned a sales commission but not less than $40,000 per month in exchange for services rendered.  The 2009 Consulting Agreement also stated that if during the term of such agreement, the Company does not pay the Consultant as scheduled, the Consultant shall have the choice to accept such monies owed at a later date or to convert such amounts owed into common stock of the Company at a rate of $0.001 per share, in the Consultant’s sole discretion.

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

The Company estimated the fair value of the convertible notes issued to the consultant for services during the six months ended September 30, 2009 to be $2,416,000 and recorded this amount as consulting expense.  During the six months ended September 30, 2009, none of the convertible debt was converted and  the consultant had an outstanding convertible debt balance of $120,000.

NOTE 13 – SUBSEQUENT EVENTS

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

General and Administrative Expenses

General and administrative expenses were $2,779,845 for the three months ended September 30, 2009, compared to $491,748 for the three months ended September 30, 2008, an increase of $2,288,097.

The increase was primarily due to a $2,162,500 charge that recorded the fair value of convertible debt issued to a consultant for services.  Additional factors included an increase in professional fees of $235,671 and an increase in marketing costs of $38,275. Those increases were partially offset by a $151,829 decrease in wages due to headcount reductions.

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

Net Loss

As a result of the above factors, we reported a net loss of $3,052,352 for the three months ended September 30, 2009, compared to net income of $48,482 for the three months ended September 30, 2008. In addition, our accumulated deficit at September 30, 2009 totaled $48,017,416.

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

General and Administrative Expenses

General and administrative expenses were $3,475,340 for the six months ended September 30, 2009, compared to $1,292,615 for the six months ended September 30, 2008, an increase of $2,182,725, or 169%.

The increase was due to $2,416,000 in charges that recorded the fair value of convertible debt issued to a consultant for services.  Additional factors included a $122,752 correction to accrued liabilities for items that were overstated previously, a decrease in wages of $259,057 due to headcount reductions and by a $38,417 decrease in office expense due to our downsizing. Those decreases were partially offset by an increase in professional fees of $183,739.

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

Net Loss

As a result of the above factors, we reported a net loss of $4,015,780 for the six months ended September 30, 2009, compared to a net loss of $923,880 for the six months ended September 30, 2008. In addition, our accumulated deficit at September 30, 2009 totaled $48,017,416.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009 we had $54,630 of cash compared to $7,778 of cash at March 31, 2009, an increase of $46,852 largely due to private sales of our common stock to accredited investors. At September 30, 2009, we had a working capital deficit of $2,885,721 compared to a working capital deficit of $3,643,117 at March 31, 2009.

Operating Activities

For the six month periods ended September 30, 2009 and 2008, net cash used in operating activities was $597,154 and $277,491, respectively. The $319,663 increase in cash used in our operating activities was primarily due to the increased loss. The net losses for the six month periods ended September 30, 2009 and 2008 were $4,015,780 and $923,880, respectively, an increase of $3,091,900.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of approximately $2,885,721, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010. Therefore, we will be required to seek additional funds to finance our long-term operations.

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