Form 10-Q/A
period 2009-12-31
LEFT BEHIND GAMES INC.
filed 2011-02-22
CIK 13055

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

EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, previously filed on November 22, 2010, to correct certain general and administrative expenses related to a consulting arrangement and to record corrections to accrued liabilities for items that were overstated during the three and six month periods ended September 30, 2010. Except for the foregoing matters, no other information included in our original Form 10-Q for the three and six month periods ended September 30, 2010, is amended by this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
ASSETS
Current assets	Restated	Restated
Cash	$20,227	$56,677
Restricted cash	30,000	30,000
Accounts receivable	--	6,915
Inventories, net	45,047	148,058
Prepaid royalties	7,182	30,426
Prepaid expenses and other current assets	8,257	6,048
Total current assets	110,713	278,124

Property and equipment, net	63,827	68,290
Note receivable	84,259	101,111
Intellectual property, net	51,563	85,938
Other assets	6,102	5,927

Total assets	$316,464	$539,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,540,651	$1,947,773
Payroll liabilities payable	237,867	161,104
Convertible debt	241,563	280,000
Notes payable, net of discounts	99,807	31,200
Notes payable in default	--	177,338
Advances from related parties	--	--
Deferred revenue	608	78

Total current liabilities	2,120,496	2,597,493

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares authorized, issued and outstanding as of September 30, 2010 and March 31, 2010;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized;
10,700,929 and 11,040,929 shares issued and outstanding on September 30, 2010 and March 31, 2010	10,702	11,041
Series C preferred stock, $0.001 par value,10,000 authorized,	--	--
issued and outstanding as of September 30, 2010 and March 31, 2010
Series D convertible preferred stock, 1,000 shares authorized, 109 and zero
shares issued and outstanding as of September 30, 2010 and March 31, 2010	--	--
Common stock, par value $0.001 per share; 5,000,000,000 shares authorized; 3,980,681,458 and 2,279,968,311 shares issued and outstanding
As of September 30, 2010 and March 31, 2010, respectively	3,972,132	2,280,419
Treasury stock	24,500	24,500
Additional paid-in capital	58,197,697	55,486,735
Accumulated deficit	(64,012,649)	(59,864,384)
	(1,804,032)	(2,258,103)
Total liabilities and stockholders' deficit	$316,464	$539,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	Restated	Restated	Restated	Restated
Net revenues	$182,976	$18,591	$222,872	$42,396

Less cost of sales:
Cost of sales – product costs	121,947	14,156	135,188	26,907
Cost of sales – intellectual property costs	1,178	3,004	2,571	7,191
Gross profit	59,853	1,431	85,113	8,298

Operating expenses:
Depreciation and amortization	11,114	7,600	22,135	16,403
Consultant compensation	695,292	2,565,179	2,193,315	3,070,943
Salaries and wages	211,306	86,225	333,046	219,529
General and administrative	115,740	121,841	237,904	169,465
Product development	253,237	47,361	1,446,131	48,961

Total costs and expenses	1,286,689	2,828,206	4,232,531	3,525,301

Operating loss	(1,226,836)	(2,826,775)	(4,147,418)	(3,517,003)

Other (income) expense:
Interest and other debt expenses	6,060	225,272	(16,005)	498,472
Other expense	2,567	305	16,852	305

Total other (income) expense	8,627	225,577	847	498,777

Net loss	(1,235,463)	(3,052,352)	(4,148,265)	(4,015,780)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	3,251,501,634	799,254,783	2,909,326,917	623,060,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:	Restated	Restated

Net loss	$(4,148,265)	$(4,015,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,135	16,403
Recognition of deferred stock compensation	--	100,025
Stock based compensation - consultants	418,447	299,830
Stock based compensation - employees and directors for services	--	60,000
Interest paid in common stock	4,063	--
Amortization of debt discount	7	317,631
Provision for notes receivable reserve	16,852	--
Issuance of shares for antidilution protection	103,742	--
Convertible debt issued for services	3,180,500	2,416,000
Beneficial conversion on note payable conversions	--	131,251
Changes in operating assets and liabilities:
Accounts receivable	6,915	--
Inventories	103,011	8,022
Prepaid expenses	6,791	3,334
Other assets and prepaid royalties	57,444	(7,206)
Accounts payable and accrued expenses	(344,518)	72,011
Deferred income – product sales	530	1,325
Net cash used in operating activities	(572,346)	(597,154)

Cash flows from investing activities:
Purchases of property and equipment	(17,672)	--
Net cash used in investing activities	(17,672)	--

Cash flows from financing activities:
Proceeds from the issuance of notes payable	25,000	25,000
Proceeds from the issuance of common stock	528,568	619,006
Net cash provided by financing activities	553,568	644,006

Net (decrease) increase in cash	(36,450)	46,852

Cash at beginning of period	56,677	7,778

Cash at end of period	$20,227	$54,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	Restated	Restated
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--

Income taxes	$--	$--

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock under license agreement	$--	$137,500

Exchange of equipment for settlement of accounts payable	$--	$503

Discount on convertible notes payable	$25,000	$--

Conversion of notes and accounts payable into common stock	$543,855	$1,262,601

Return of common stock as treasury shares	$--	$24,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Left Behind Games, Inc., a Washington corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games, Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company,” “LFBG,” “we,” “us,” “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002 for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We completed the development of a video game based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”) and as of November 2006 began commercially selling the video game to retail outlets nationwide.

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

RESTATEMENT

We have restated our financial statements for the three and six month periods ended September 30, 2010, previously filed on November 22, 2010, to correct certain general and administrative expenses related to a consulting arrangement during the three and six month periods ended September 30, 2010 (see Note 13).  Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended September 30, 2010, is amended by this Form 10-Q/A.

The following table shows the impact of this restatement on our consolidated statements of operations and consolidated balance sheet:

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$182,976	$-		$182,976

Gross profit	59,853	-		59,853
Operating expenses:
General and administrative	115,740	-		115,740
Depreciation and amortization	11,114	-		11,114
Consultant compensation and product development	(40,971)	989,500	(1)	948,529
Salaries and wages	(1,601)	212,907	(2)	211,306
Operating loss	(24,429)	(1,202,407)		(1,226,836)

Other income (expense):	(8,627)	-		(8,627)
Net loss	$(33,056)	$(1,202,407)		$(1,235,463)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)		$(0.00)
Weighted average common shares	3,251,501,634			3,251,501,634

(1) To correct consultant compensation to properly reflect the costs of consulting arrangements.

(2) To correct wage and salary expense that was understated previously.

CONSOLIDATED STATEMENT OF OPERATIONS

Six Months Ended September 30, 2010

(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$222,872	$-		$222,872

Gross profit	85,113	-		85,113
Operating expenses:
General and administrative	275,404	(37,500)	(2)	237,904
Depreciation and amortization	22,135	-		22,135
Consultant compensation and product development	327,760	3,311,686	(1)	3,639,446
Salaries and wages	120,139	212,907	(2)	333,046
Operating loss	(660,325)	(3,487,093)		(4,147,418)

Other income (expense):	847	-		847
Net loss	$(661,172)	$(3,487,093)		$(4,148,265)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.01)		$(0.01)
Weighted average common shares	2,909,326,917			2,909,326,917

(1) To correct general and administrative expenses to properly reflect the costs of consulting arrangements.

(2) To correct wage and salary expense that was understated previously and to record corrections to accrued liabilities for items that were overstated previously.

CONSOLIDATED BALANCE SHEET

September 30, 2010

(Unaudited)

	Previously
	Reported	Adjustments		Restated
ASSETS:
Total assets	$316,464	$-		$316,414

LIABILITIES & STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$1,527,339	$13,312	(2)	$1,540,651
Convertible debt issued for services	-	241,563	(1)	241,563
All other liabilities	338,282	-		338,282
Total liabilities	1,865,621	254,875		2,120,496

Stockholders’ deficit:
Series A preferred stock	3,586	-		3,586
Series B preferred stock	10,702	-		10,702
Common stock	3,972,132	-		3,972,132
Treasury stock	24,500	-		24,500
Additional paid-in capital	46,939,731	11,257,966	(1)	58,197,697
Accumulated deficit	(52,499,808)	(11,512,841)	(1),(2)	(64,012,649)
Stockholders’ deficit	(1,549,157)	(254,875)		(1,804,032)
Total liabilities and stockholders’ deficit	$316,464	$-		$316,464

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $4,148,265 during the six months ending September 30, 2010 and had an accumulated deficit of $64,012,649 at September 30, 2010. In addition, we used cash in our operations of $572,346 during the six months ending September 30, 2010.

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

During the six months ending September 30, 2010 and 2009, we issued to independent third parties 567,765,146 and 24,624,571 shares of common stock for services provided, valued at $418,447 and $299,830, respectfully. We also issued 4,000,000 shares of common stock, valued at $60,000 to certain employees as additional compensation in the six months ended September 30, 2009.

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

NOTE 13 – CONVERTIBLE DEBT ISSUED FOR SERVICES

April 2009 Consulting Arrangement – Consultant #1

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

During the three months ended June 30, 2010, the Company received $98,000 in fees from the consultant under this provision.  During the year ended March 31, 2010, the Company received $708,669 under this provision.  The Company recorded these fees against additional paid-in capital.

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

On April 7, 2010, the Company replaced the 2009 Consulting Agreement with a new automatically renewable six month consulting agreement (the “2010 Consulting Agreement”) whereby the Consultant earned $10,000 per month in consideration for services rendered.  The 2010 Consulting Agreement also provided that in the event the Company does not pay the Consultant as scheduled, each such amount due shall become a stock purchase transaction with an effective date equal to the day of any such missed payment.  The stock purchase agreement provided that the Consultant was purchasing shares at a rate of $0.0001 per share.

January 2010 Consulting Arrangement – Consultant #2

In January of 2010, the Company entered into a development arrangement whereby a consultant earned $5,000 per month for services rendered. If the invoice was not paid at the end of the service month, the consultant has the option to receive shares at a conversion rate of $0.0000625 per share. Consequently, at the end of each month, the amount due under the consulting agreement becomes a convertible note. The note is not secured and has no other terms of repayment.

September 2010 Consulting Agreement – Consultant #3

In September of 2010, the Company entered into an agreement with a consultant to issue a $142,500 convertible note for services rendered.  The note is convertible into common stock at $0.001425 per share.  The note is not secured and has no other terms of repayment.

Accounting

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

The Company estimated the fair value of the convertible notes issued to the consultants for services during the six months ended September 30, 2010 to be $3,180,500 and recorded this amount as consulting expense.  During the six months ended September 30, 2010, $205,938 of the convertible debt was converted into 395,000,000 shares of common stock and  the consultants had an outstanding convertible debt balance of $241,563.

During the year ended March 31, 2010, $80,000 of the convertible debt was converted into 100,000,000 shares of common stock and the consultant had an outstanding convertible debt balance of $280,000.

NOTE 14 – SUBSEQUENT EVENTS

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

THE COMPANY

Left Behind Games Inc., a Washington corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company,” “LFBG,” “we,” “us,” “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002. The Company is engaged in the development, production and sale of Christian inspirational PC video games based upon a number of brands and licenses, including the popular Left Behind series of novels, published by Tyndale House Publishers. The mission of the Company is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences. As of the date of this Annual Report, we produce and sell inspirational video games.

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

Consultant Compensation

Consultant compensation was $695,292 for the three months ended September 30, 2010 compared to $2,565,179 for the three months ended September 30, 2009.  This represented a decrease in our consultant compensation of $1,869,887.  These expenses were for product development, marketing and investor relations services.

General and Administrative Expenses

General and administrative expenses were $115,740 for the three months ended September 30, 2010, compared to $121,841 for the three months ended September 30, 2009, a decrease of $6,101.

Salaries and Wage Expenses

Salary and wage expenses were $211,306 for the three months ended September 30, 2010, compared to $86,225 for the three months ended September 30, 2009, an increase of $125,081.  The increase was due to increased headcount.

Product Development Expenses

Product development expenses were $253,237 for the three months ended September 30, 2010, compared to $47,361 for the three months ended September 30, 2009.  The increases related to investments in new game and software infrastructure development largely with outside contractors.

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

Net Loss

As a result of the above factors, we reported a net loss of $1,235,463 for the three months ended September 30, 2010, compared to a net loss of $3,052,352 for the three months ended September 30, 2009. In addition, our accumulated deficit at September 30, 2010 totaled $64,012,649.

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

Consultant Compensation

Consultant compensation was $2,193,315 for the six months ended September 30, 2010 compared to $3,070,943 for the six months ended September 30, 2009.  This represented a decrease in our consultant compensation of $877,628.  These expenses were for product development, marketing and investor relations services.

General and Administrative Expenses

General and administrative expenses were $237,904 for the six months ended September 30, 2010, compared to $169,465 for the six months ended September 30, 2009, an increase of $66,439.

Salaries and Wage Expenses

Salary and wage expenses were $333,046 for the six months ended September 30, 2010, compared to $219,529 for the six months ended September 30, 2009, an increase of $113,517.  The increase was due to increased headcount.

Product Development Expenses

Product development expenses, excluding stock-based payments, were $1,446,131 for the three months ended September 30, 2010, compared to $48,961 for the three months ended September 30, 2009.  The increases related to investments in new game and software infrastructure development largely with outside contractors.

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

Net Loss

As a result of the above factors, we reported a net loss of $4,148,265 for the six months ended September 30, 2010, compared to a net loss of $4,015,780 for the six months ended September 30, 2009. In addition, our accumulated deficit at September 30, 2010 totaled $64,012,649.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010 we had $20,227 of cash compared to $56,677 of cash at March 31, 2010, a decrease of $36,450 largely due to the amount of cash used to our operating activities exceeding the amount that we raised through the private sales of our common stock to “accredited investors.” At September 30, 2010, we had a working capital deficit of $2,009,783 compared to a working capital deficit of $2,319,369 at March 31, 2010.

Operating Activities

For the six month periods ended September 30, 2010 and 2009, net cash used in operating activities was $572,346 and $597,154, respectively. The net losses for the six month periods ended September 30, 2010 and 2009 were $4,148,265 and $4,015,780, respectively, an increase of $132,485.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of $2,009,783, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011. Therefore, we will be required to seek additional funds to finance our long-term operations.

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