Form 10-Q/A
period 2010-06-30
LEFT BEHIND GAMES INC.
filed 2011-02-22
CIK 13055

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

EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, previously filed on August 18, 2010, to correct certain general and administrative expenses related to a consulting arrangement and to record corrections to accrued liabilities for items that were overstated during the three month period ended June 30, 2010.  Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended June 30, 2010, is amended by this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010

ASSETS	Restated	Restated
Current assets
Cash	$16,782	$56,677
Restricted cash	30,000	30,000
Accounts receivable	--	6,915
Inventories, net	145,501	148,058
Prepaid royalties	--	30,426
Prepaid expenses and other current assets	(180)	6,048
Total current assets	192,103	278,124

Property and equipment, net	71,716	68,290
Note receivable	101,111	101,111
Intellectual property, net	68,750	85,938
Other assets	5,927	5,927

Total assets	$439,607	$539,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,773,655	$1,947,773
Payroll liabilities payable	196,411	161,104
Convertible debt	260,000	280,000
Notes payable, net of discounts	62,001	31,200
Notes payable in default	121,401	177,338
Advances from related parties	--	--
Deferred revenue	721	78

Total current liabilities	2,414,189	2,597,493

Commitments and Contingencies

Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares authorized, issued and outstanding as of June 30, 2009 and March 31, 2010;liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized;11,040,929 shares issued and outstanding on June 30, 2010 and March 31, 2010	11,041	11,041
Series C preferred stock, $0.001 par value,10,000 authorized, issued and outstanding as of June 30, 2010 and March 31, 2010	--	--
Series D convertible preferred stock, 1,000 shares authorized, 9 and zero shares issued and outstanding as of June 30, 2010 and March 31, 2010	--	--
Common stock, par value $0.001 per share; 3,000,000,000 shares authorized; 2,987,796,263 and 2,279,968,311 shares issued and outstanding As of June 30, 2010 and March 31, 2010, respectively	2,987,796	2,280,419
Treasury stock	24,500	24,500
Additional paid-in capital	57,775,679	55,486,735
Accumulated deficit	(62,777,184)	(59,864,384)
	(1,974,582)	(2,058,103)
Total liabilities and stockholders' deficit	$439,607	$539,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	Restated	Restated
Net revenues	$39,894	$22,805

Costs and expenses:
Cost of sales – product costs	13,241	12,751
Cost of sales – intellectual property costs	1,393	4,187
Stock based compensation – consultants	184,286	150,437
General and administrative	2,559,947	544,058
Product development	215,894	1,600

Total costs and expenses	2,974,761	713,033

Operating loss	(2,934,867)	(690,228)

Other expense:
Interest and other debt expenses	(22,065)	273,200
Other expense	--	--

Total other expense	(22,065)	273,200

Other income:
Gain from extraordinary events	--	--
Debt forgiveness income	--	--

Total other income	--	--

Net profit (loss)	(2,912,802)	(963,428)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,567,152,201	446,806,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	Restated	Restated
Cash flows from operating activities:

Net loss	$(2,912,802)	$(963,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,021	8,803
Recognition of deferred stock compensation	--	86,150
Stock based compensation - consultants	306,790	150,437
Stock based compensation - employees and directors for services	--	60,000
Interest paid in common stock	4,065	--
Change for antidilution protection	103,742	--
Amortization of debt discount	1	240,072
Convertible debt issued for services	2,227,000	253,500
Changes in operating assets and liabilities:
Accounts receivable	6,915	--
Inventories	2,557	32,183
Prepaid expenses	6,228	2,532
Other assets and prepaid royalties	47,614	(25,583)
Accounts payable and accrued expenses	(238,810)	17,548
Deferred income – product sales	643	1,325
Net cash used in operating activities	(435,036)	(136,461)

Cash flows from investing activities:
Purchases of property and equipment	(14,447)	--
Net cash used in investing activities	(14,447)	--

Cash flows from financing activities:
Proceeds from the issuance of notes payable	25,000	--
Proceeds from the issuance of common stock	384,588	147,379
Net cash provided by financing activities	409,588	147,379

Net (decrease) increase in cash	(39,895)	10,918

Cash at beginning of period	56,677	7,778

Cash at end of period	$16,782	$18,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	Restated	Restated
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--

Income taxes	$--	$--

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock in exchange for note receivable	$--	$--

Issuance of common stock under license agreement	$--	$137,500

Exchange of equipment for settlement of accounts payable	$--	$8,899

Discount on convertible notes payable	$25,000	$281,470

Conversion of notes payable into common stock	$109,200	$--

Issuance of common stock to pay accounts payable & accrued	$--	$--

Conversion of accrued expenses to convertible debt	$--	$13,212

Return of common stock as treasury shares	$--	$--

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

RESTATEMENT

We have restated our financial statements for the three month period ended June 30, 2010, previously filed on August 18, 2010, to correct certain general and administrative expenses related to a consulting arrangement during the three month period ended June 30, 2010 (see Note 13).  Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended June 30, 2009, is amended by this Form 10-Q/A.

The following table shows the impact of this restatement on our consolidated statement of operations and consolidated balance sheet:

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$39,894	$-		$39,894

Costs and expenses:
Cost of sales – product costs	13,241	-		13,241
Cost of sales – intellectual property costs	1,393	-		1,393
Stock based compensation - consultants	184,286	-		184,286
General and administrative	275,261	2,284,686	(1)	2,559,947
Product development	215,894	-		215,894
Operating loss	(650,181)	(2,284,686)		(2,934,867)

Other income:
Interest expense	22,065	-		22,065
Net loss	$(628,116)	$(2,284,686)		$(2,912,802)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)		$(0.00)
Weighted average common shares	2,567,152,201	-		2,567,152,201

(1) To correct general and administrative expenses to properly reflect the costs of consulting arrangements and to record corrections to accrued liabilities for items that were overstated previously

CONSOLIDATED BALANCE SHEET

June 30, 2010

(Unaudited)

	Previously
	Reported	Adjustments		Restated
ASSETS:
Total assets	$439,607	$-		$439,607

LIABILITIES & STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$2,113,909	$(340,254)	(2)	$1,773,655
Convertible debt issued for services	-	260,000	(1)	260,000
All other liabilities	380,534	-		380,534
Total liabilities	2,494,443	(80,254)		2,414,189

Stockholders’ deficit:
Series A preferred stock	3,586	-		3,586
Series B preferred stock	11,041	-		11,041
Common stock	2,987,796	-		2,987,796
Treasury stock	24,500	-		24,500
Additional paid-in capital	47,384,993	10,390,686	(1)	57,775,679
Accumulated deficit	(52,466,752)	(10,310,432)	(1), (2)	(62,777,184)
Stockholders’ deficit	(2,054,836)	80,254		(1,974,582)
Total liabilities and stockholders’ deficit	$439,607	$-		$439,607

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $2,912,802 during the three months ending June 30, 2010 and had an accumulated deficit of $62,777,184 at June 30, 2010. In addition, we used cash in our operations of $435,036 during the three months ending June 30, 2010.

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

During the three months ending June 30, 2010 and 2009, we issued to independent third parties 254,107,725 and 3,070,153 shares of common stock for services provided, valued at $279,472 and $150,437, respectfully. We also issued 4,000,000 shares of common stock, valued at $60,000 to certain employees as additional compensation in the three months ended June 30, 2009.

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

January 2010 Consulting Arrangement – Consultant #2

In January of 2010, the Company entered into a development arrangement whereby a consultant earned $5,000 per month for services rendered. If the invoice not paid at the end of the service month, the consultant has the option to receive shares at a conversion rate of $0.0000625 per share. Consequently, at the end of each month, the amount due under the consulting agreement becomes a convertible note. The note is not secured and has no other terms of repayment.

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

The Company estimated the fair value of the convertible notes issued to the consultants for services during the three months ended June 30, 2010 to be $2,227,000 and recorded this amount as consulting expense.  During the three months ended June 30, 2010, $80,000 of the convertible debt was converted into 100,000,000 shares of common stock and  the consultants had an outstanding convertible debt balance of $260,000.

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

General and Administrative Expenses

General and administrative expenses were $2,559,947 for the three months ended June 30, 2010, compared to $544,058 for the three months ended June 30, 2009, an increase of $2,015,889. During the three months ended June 30, 2010, we recorded $2,227,000 in expenses related to the fair value of convertible debt issued to a consultant for services and recorded a $37,500 correction to accrued liabilities for items that were overstated previously.  During the three months ended June 30, 2009, we recorded $253,500 in expenses related to the fair value of convertible debt issued to a consultant for services and recorded a $122,752 correction to accrued liabilities for items that were overstated previously

Other changes were primarily due to decreases in our advertising and marketing expenses of $78,863 and $79,058 in our finance and accounting costs.

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

Net Loss

As a result of the above factors, we reported a net loss of $2,912,802 for the three months ended June 30, 2010, compared to a net loss of $963,428 for the three months ended June 30, 2009. In addition, our accumulated deficit at June 30, 2010 totaled $62,777,184.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010 we had $16,782 of cash compared to $56,677 of cash at March 31, 2010, a decrease of $43,958 largely due to the amount of cash used to our operating activities exceeding the amount that we raised through the private sales of our common stock to “accredited investors.” At June 30, 2010, we had a working capital deficit of $2,222,086 compared to a working capital deficit of $2,319,369 at March 31, 2010.

Operating Activities

For the three month periods ended June 30, 2010 and 2009, net cash used in operating activities was $435,036 and $135,461, respectively. The $298,575 increase in cash used in our operating activities was primarily due to a reduction in our accounts payable and accrued expenses. The net losses for the three month periods ended June 30, 2010 and 2009 were $2,912,802 and $963,428, respectively, an increase of $1,949,374.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of $2,222,086, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011. Therefore, we will be required to seek additional funds to finance our long-term operations.

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