Form 10-Q
period 2010-12-31
LEFT BEHIND GAMES INC.
filed 2011-02-22
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

OR

     .. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____to_____

COMMISSION FILE NUMBER 000-50603

LEFT BEHIND GAMES INC.

 (Exact name of registrant as specified in its charter)

NEVADA	91-0745418
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 16, 2011, the Registrant had 4,956,321,980 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
ASSETS
Current assets
Cash	$138,329	$56,677
Restricted cash	30,000	30,000
Accounts receivable	204	6,915
Inventories, net	126,584	148,058
Prepaid royalties	6,750	30,426
Prepaid expenses and other current assets	89,191	6,048
Total current assets	391,058	278,124
Property and equipment, net	83,643	68,290
Note receivable	67,407	101,111
Intellectual property, net	52,823	85,938
Other assets	35,927	5,927
Total assets	$630,858	$539,390
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,128,919	$1,847,450
Payroll liabilities payable	250,236	161,104
Convertible debt	74,063	280,000
Notes payable, net of discounts	39,828	31,200
Notes payable in default	--	177,338
Deferred revenue	103,488	100,401
Total current liabilities	1,596,534	2,597,493
Commitments and Contingencies
Stockholders' Deficit
Series A preferred stock, $0.001 par value; 3,586,245 shares authorized, issued and outstanding as of December 31, 2010 and March 31, 2010, respectively;
liquidation preference of $188,500	3,586	3,586
Series B preferred stock, $0.001 par value; 16,413,755 shares authorized;
7,890,529 and 11,040,929 shares issued and outstanding as of December 31, 2010 and March 31, 2010, respectively;	7,891	11,041
Series C preferred stock, $0.001 par value, 10,000 authorized,	10	10
issued and outstanding as of December 31, 2010 and March 31, 2010, respectively;
Series D convertible preferred stock, 1,000 shares authorized, 109 and 9	--	--
shares issued and outstanding as of December 31, 2010 and March 31, 2010, respectively;
Common stock, par value $0.001 per share; 5,000,000,000 shares authorized; 4,682,633,586 and 2,279,968,311 shares issued and outstanding
as of December 31, 2010 and March 31, 2010, respectively	4,682,634	2,280,419
Treasury stock	24,500	24,500
Additional paid-in capital	58,198,222	55,486,725
Accumulated deficit	(63,882,519)	(59,864,384)
	(965,676)	(2,258,103)
Total liabilities and stockholders' deficit	$630,858	$539,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Net revenues	$1,136,266	$52,868	$1,359,136	$95,264

Costs and expenses:
Cost of sales – product costs	73,219	11,372	208,407	38,279
Cost of sales – intellectual property costs	56,632	9,418	59,203	16,609
Gross profit	1,006,415	32,078	1,091,526	40,376

Operating expenses:
Selling, general and administrative	424,883	323,474	677,136	463,986
Consulting	76,532	3,513,513	2,001,305	6,612,070
Depreciation and amortization	43,352	6,403	65,487	22,806
Wages and salaries	269,128	3,727,831	864,615	3,948,004
Product development	65,121	26,967	1,511,252	76,928

Total operating expenses	879,016	7,598,188	5,119,795	11,123,794

Operating income (loss)	127,399	(7,566,110)	(4,028,269)	(11,083,418)

Other (income) expense:
Interest and other debt expenses	3,076	27,499	(12,929)	525,971

Net profit (loss)	124,323	(7,593,609)	(4,015,340)	(11,609,389)

Basic and diluted profit (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	4,248,762,939	1,545,754,982	3,355,805,591	905,605,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,018,135)	$(11,609,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,487	22,806
Recognition of deferred stock compensation	--	100,025
Stock based compensation - consultants	199,904	480,603
Stock based compensation - employees and directors for services	--	3,657,100
Interest paid in common stock	--	--
Change in fair value of warrant	--	2,023
Convertible debt issued for services	3,345,780	5,446,000
Amortization of debt discount	28	336,499
Provision for notes receivable reserve	33,704	--
Issuance of shares for antidilution protection	103,742	--
Beneficial conversion on note payable conversions	--	131,251
Changes in operating assets and liabilities:
Accounts receivable	6,711	(36,595)
Inventories	30,474	18,473
Note receivable	--	(39,589)
Prepaid expenses	(59,467)	3,923
Other assets and prepaid royalties	(30,000)	3,635
Accounts payable and accrued expenses	(311,444)	96,169
Deferred income – product sales	3,087	1,336
Net cash used in operating activities	(630,129)	(1,385,730)

Cash flows from investing activities:
Purchases of property and equipment	(47,725)	(2,457)
Net cash used in investing activities	(47,725)	(2,457)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	25,000	25,000
Borrowings from related party	--	2,089
Proceeds from the issuance of common stock	734,506	1,578,550
Net cash provided by financing activities	759,506	1,605,639

Net (decrease) increase in cash	81,652	217,452
Cash at beginning of period	56,677	7,778
Cash at end of period	$138,329	$225,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2010	2009

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$--	$--

Income taxes	$--	$--

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock under license agreement	$--	$137,500

Exchange of equipment for settlement of accounts payable	$--	$503

Conversion of preferred B stock into common stock	$3,150	$--

Discount on convertible notes payable	$25,000	$--

Conversion of notes and accounts payable into common stock	$854,175	$1,754,453

Common stock issued for inventory	$9,000	--
Return of common stock as treasury shares	$--	$24,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Left Behind Games, Inc., a Nevada corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games, Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002 for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We completed the development of a video game based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”) and as of November 2006, began commercially selling the video game to retail outlets nationwide.

We hold an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale.  Additionally, we have acquired ownership of the Charlie Church Mouse brand from Lifeline Studios and all assets of Cloud9Games management of both organizations continue as exclusive developers for some of our new products.

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented. The information included in this Form 10-Q should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2010. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2011.

ADVERTISING COSTS

The Company expenses the production costs of advertising the first time the advertising takes place. During the nine months ended December 31, 2010, the Company expensed $132,856 of advertising costs.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – CONVERTIBLE DEBT ISSUED FOR SERVICES

The arrangement with consultant #1 below was terminated with an effective date of September 30, 2010. During the preparation of this 10-Q, the Company’s new audit firm identified errors in the accounting for these consulting arrangements that led to a restatement of previously issued financial statements. The company is also evaluating the structure of these consulting agreements to determine whether or not the consulting arrangement complied with the SEC rules & regulations. Accordingly, the Company has hired legal counsel to evaluate the agreement and request an interpretation from the SEC to ensure that there was no violation of the SEC rules or regulations.

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

The Company estimated the fair value of the convertible notes issued to the consultants for services during the six months ended September 30, 2010 to be $3,345,780 and recorded this amount as consulting expense.  During the nine months ended December 31, 2010, $493,438 of the convertible debt was converted into 915,000,000 shares of common stock and the consultants had an outstanding convertible debt balance of $74,063.

During the year ended March 31, 2010, $80,000 of the convertible debt was converted into 100,000,000 shares of common stock and the consultant had an outstanding convertible debt balance of $280,000.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $4,015,340 during the nine months ending December 31, 2010 and had an accumulated deficit of $63,882,519 at December 31, 2010. In addition, we used cash in our operations of $630,129 during the nine months ending December 31, 2010.

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

These matters, among others, raise substantial doubt about the ability of LBG to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We had a working capital deficit at December 31, 2010 of $1,205,476.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	December 31, 2010	March 31, 2010
Raw Materials	$--	$85,660
Finished Goods	126,583	62,398
Total Inventories	$126,583	$148,058

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2010	March 31, 2010
License	$137,500	$137,500
Trademarks (Cloud 9 Games asset purchase)	14,848	--
Sub-total	152,348	137,500
Less accumulated amortization	(103,125)	(51,562)
	$49,223	$85,938

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

We have performed a preliminary analysis of the assets that we acquired in the Cloud 9 Games transaction (see note 9) and have assigned $14,848 to trademarks.

Amortization expense for intangible assets was $51,563 and $34,375 for the nine month periods ended December 31, 2010 and 2009, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

During the nine months ending December 31, 2010, we issued the following:

(1)

337,370,650 shares of common stock to independent third parties for services provided, valued at $199,904.

(2)

863,634,653 shares of common stock to third parties for proceeds of $734,505

(3)

1,129,334,061 shares of common stock to convert outstanding debt and settle accounts payable with a total value of $854,175

(4)

25,500,000 shares of common stock to purchase inventory with a fair value of $9,000

(5)

3,150,400 shares of common stock for the conversion of 3,150,400 shares of our Series B preferred shares

On September 3, 2010, we filed an Information Statement, which noted that the majority of voting shares of the company had authorized an increase of authorized shares from 3 billion to 5 billion.

Anti-dilution Rights to Common Stock

In 2004, we entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services. The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in us does not fall below one percent (1%) of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue shares equal to one percent of such issuance to Charter Financial Holdings, LLC to maintain their ownership percentage. Charter Financial Holdings, LLC is not required to pay additional consideration for those shares. During the 9 months ended December 31, 2010, we issued Charter Financial Holdings, LLC 43,225,511 shares at a fair market value of $103,742 for legal services.

NOTE 7 - NOTES PAYABLE

During the fiscal years ended March 31, 2010 and 2009 we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable in the accompanying unaudited condensed consolidated balance sheet.

No notes payable are in default and consisted of the following at December 31, 2010:				Notes Payable,
	Face Amount of
	Notes Payable	Note Discounts		Net of Discounts
Individual loans	$39,800	$-		$39,800
2 year convertible notes	25,000	(24,972)		28
Total notes payable	$64,800	$(24,972	)$	39,828

Notes payable consisted of the following at March 31, 2010:
			Notes Payable,
	Face Amount of		Net of
	Notes Payable	Note Discounts	Discounts
Individual loans	$25,000	$--	$25,000
Individual loans (in default)	95,737	--	95,737
1 year convertible notes (in default)	81,601	--	81,601
3 year convertible notes	6,200	--	6,200
Total notes payable	$208,538	$--	$208,538

In the nine months ended December 31, 2010, one of the remaining individual loan holders converted all $25,000 of his principal into our common stock and the another holder converted his $55,937 principal into a two year convertible note.  At December 31, 2010, we had $2,985 of accrued interest related to the remaining individual loan.

In the nine months ended December 31, 2010, the final one year convertible noteholder converted his $81,601 principal into common stock.

In the nine months ended December 31, 2010, one of the two remaining holders of the three year convertible notes converted $4,200 of his principal into our common stock.

In the nine months ended December 31, 2010, an investor lent us $25,000 in the form of a two year convertible note.  As there was a beneficial conversion feature on the agreed conversion price, we recorded a discount of $25,000 against that note and began amortizing it through the effective interest method. During the nine months ended December 31, 2010, $28 had been amortized to interest expense.  At December 31, 2010, we had $4,125 of accrued interest related to the remaining 2 year convertible notes.

NOTE 8 – NOTE RECEIVABLE

We provided several no-interest short-term loans to another Christian videogame developer, Digital Praise, Inc., a California corporation (“DP”), to assist them with their working capital requirements. As of December 31, 2010, DP owed us $202,221. We established a reserve of $101,111 against this note receivable as a charge to other income in the fiscal year ended March 31, 2010 and increased this reserve by another $16,852 due to uncertainty of collectibility and, as a result, show a net amount of $84,259 on our December 31, 2010 consolidated balance sheet.

NOTE 9 – CLOUD 9 GAMES ACQUISITION

On October 17, 2010, we entered into a Binding Letter of Agreement (the “Agreement”) with Cloud 9 Games and Curtis Ratica, the President of Cloud 9 Games (Cloud 9). Pursuant to the Agreement, we purchased 100% of the assets of Cloud 9 for a total consideration of $30,000. In consideration for the assets, we agreed to pay Mr. Ratica a nominal amount of cash and to enter into a three year employment agreement with Mr. Ratica pursuant to which Mr. Ratica shall serve as our Executive Director of Development (Austin).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

ASSETS ACQUIRED AND LIABILITIES ASSUMED

CLOUD 9 GAMES

Inventory	$15,152
Intangibles assets	14,848

Total assets acquired	30,000

Total liabilities assumed	--

Net assets acquired	$30,000

If the acquisitions had occurred on April 1, 2009, our results of operations for fiscal 2010 and 2011 would not have been materially different from the reported results and as such, no pro forma results of operations are included.

NOTE 10– SUBSEQUENT EVENTS

Effective January 17, 2011, the Company was reincorporated in the state of Nevada. Prior to the Company’s reincorporation, it was a Washington corporation.

On January 20, 2011, we acquired 100% of the intellectual property, including but not limited to, the registered trademark, source code and website (www.mypraize.com), and certain tangible assets of MyPraize, LLC ("MyPraize") pursuant to an Asset Acquisition Agreement entered into by and between the Company, MyPraize, Joshua Holmes and Matthew Gaiser. We did not assume any of the debts or liabilities of MyPraize. We also entered into a three year employment agreement with Joshua Holmes pursuant to which Mr. Holmes will serve as the Chief Scientist of our MyPraize business unit. We also extended an offer for a three year employment agreement to Matthew Gaiser, the MyPraize Site Administrator.

Since January 1, 2011, we issued 121,714,287 of our restricted common stock shares in exchange for $59,000 in cash from six investors. We issued 151,974,107 shares of common stock to settle accounts payable in the amount of $189,724.

On February 13, 2011, the Board of Directors approved to become effective as of February 15, 2011, a salary for our CEO, Troy Lyndon, in the amount of $60,000 per year and an increase in the Board Compensation received by our Director, Richard Knox, Jr. to $3,000 per month.

On February 17, 2011, the Board of Directors of the Company and stockholders owning an aggregate of 67.6% of the voting securities of the Company voted in lieu of a meeting of stockholders, to amend the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from five billion (5,000,000,000) shares to ten billion (10,000,000,000) shares.  The Company intends to file a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission on February 22, 2011.  The amendment will not become effective until 21 days from the date of mailing of a Definitive Information Statement to the Company’s stockholders.  The effective date is anticipated to be at or around March 28, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by the unaudited condensed consolidated financial statements and notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

THE COMPANY

Left Behind Games Inc., a Nevada corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002. The Company is engaged in the development, production and sale of Christian inspirational PC video games based upon a number of brands and licenses, including the popular Left Behind series of novels, published by Tyndale House Publishers. The mission of the Company is to become the world’s leading independent developer and publisher of quality interactive entertainment products that perpetuate positive values and appeal to mainstream and faith-based audiences. As of the date of this Annual Report, we produce and sell inspirational video games.

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

Left Behind Games, Inc., a Nevada (formerly Washington) corporation, became a public company on February 7, 2006. On that date, through a reverse merger acquisition, we acquired the public entity Bonanza Gold, Inc., a Washington corporation which had been in operation since 1961. As a result of the share exchange agreement, LFBG shareholders and management controlled the new public company and as part of the transaction, we changed the name of Bonanza Gold, Inc. to Left Behind Games, Inc. We are currently doing business under the name “Inspired Media Entertainment.”

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

On April 13, 2010, we amended our License Agreement with Lifeline Studios through which we purchased the exclusive rights to the Charlie Church Mouse brand from Lifeline Studios in exchange for a payment due by September 30, 2010 of $200,000 in cash or 100 million shares of common stock in the Company. We subsequently elected to issue the 100 million shares of restricted common stock for the purchase.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the nine months ended December 31, 2010, we raised $713,568 through the sale of common stock to certain “accredited investors” under several different formats. We continue to generate operating losses and have only just begun to generate revenues.

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

Effective January 17, 2011, the Company was reincorporated in the state of Nevada. Prior to the Company’s reincorporation, it was a Washington corporation.

On February 17, 2011, the Board of Directors of the Company and stockholders owning an aggregate of 67.6% of the voting securities of the Company voted in lieu of a meeting of stockholders, to amend the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from five billion (5,000,000,000) shares to ten billion (10,000,000,000) shares.  The Company intends to file a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission on February 22, 2011.  The amendment will not become effective until 21 days from the date of mailing of a Definitive Information Statement to the Company’s stockholders.  The effective date is anticipated to be at or around March 28, 2011.

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

RESULTS OF OPERATIONS

Assets

At December 31, 2010, our total assets were $720,374, compared to $539,390 at March 31, 2010.  This increase was primarily due to an increase in cash from $56,677 at March 31, 2010 to $138,560 at December 31, 2010 attributable to our sales activity and $713,568 raised through the sale of common stock, and an increase in prepaid expenses and other current assets from $6,048 at March 31, 2010 to $183,591 at December 31, 2010 attributable to prepaying for participation in upcoming trades shows and for marketing campaign targeted to run over a number of quarters.

Liabilities

At December 31, 2010, our total liabilities were $1,776,787, compared to $2,720,245 at March 31, 2010.  This decrease was primarily due to a decrease in accounts payable from $1,730,224 at March 31, 2010 to $978,523 at December 31, 2010 and accrued expenses of $620,301 at March 31, 2010 compared to $505,035 at December 31, 2010.

Three Months Ended December 31, 2010 and 2009

Revenues

We recorded net revenues of $1,136,266 for the three months ended December 31, 2010 compared to $52,868 in the three months ended December 31, 2009. This represented an increase in our revenues of $1,083,398. During the three month period ended December 31, 2010, our primary distributor accounted for approximately 88% of our revenue. That distributor paid us in cash for the games it purchased and they have no right of return.  The remainder of our revenue came from our master distributor, from cash receipts from the Christian bookstore or church markets or from on-line sales. Revenues grew as interest in our products increased substantially resulting from our largest expansion in company history; growing from 7 to 11 products in a three month period. And we supported the release of these 4 new titles with our largest national television, radio and movie theatre advertising campaign in 5 years. This product expansion was made possible as a result of strategic relationships resulting from our acquisitions of the Charlie Church Mouse brand and Cloud 9 Games’ assets, and our continuing efforts to publish products from these developers.

The revenues from our master distributor were reduced by a number of deductions under our distribution agreement totaling $478,135, as follows:

Cost of new inventory, distribution fees, MDF, defective allowance and sales commissions	$475,636
Samples for sales team	2,499
Total Deductions	$478,135

In the three months ended December 31, 2009, approximately 71% of our revenues arose from sales through our new master distributor. The remainder of our revenue came from cash receipts from the Christian bookstore or church market or from on-line sales.

The revenues from our master distributor were reduced by a number of deductions under our distribution agreement totaling $47,592, as follows:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $73,219 for the three months ended December 31, 2010 compared to $11,372 in the three months ended December 31, 2009. This represented an increase in our cost of sales – product costs of $61,847, or 544%. The increase in cost of sales – product costs was due to the increase in revenues noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $56,632 for the three months ended December 31, 2010 compared to $9,418 in the three months ended December 31, 2009. The increase in cost of sales – intellectual property licenses was due to the increase in revenues noted above.

Consulting

Consulting expense to consultants was $76,532 for the three months ended December 31, 2010 compared to $3,513,513 for the three months ended December 31, 2009.  This represented a decrease in our consulting expenses of $3,436,981.  These expenses were for product development, marketing and investor relations services.

Wages and Salaries

We had wages and salaries expense to employees and directors of $269,128 for the three months ended December 31, 2010 as compared to $3,727,831 for the three months ended December 31, 2009.  The decrease is due to less stock based compensation during the 2010 period.

General and Administrative Expenses

General and administrative expenses were $424,883 for the three months ended December 31, 2010, compared to $323,474 for the three months ended December 31, 2009, an increase of $101,409. The increase was primarily due to the expansion of our business in the past year, which includes additional staff and the maintenance of our product line which expanded from 7 to 11 products.

Product Development Expenses

Product development expenses were $65,121 for the three months ended December 31, 2010, compared to $26,967 for the three months ended December 31, 2009, an increase of $38,154.  The increase was primarily due to expenses related to new game developments.

Interest Expense

We recorded interest expense of $3,076 for the three months ended December 31, 2010, compared to $27,499 in the three months ended December 31, 2009, a decrease of $24,423. The reduction was due to the significant decrease in our notes payable, which have largely converted to common stock.  Our interest expense is comprised of interest incurred on outstanding debts and the, accretion of the debt discounts related to zero coupon notes and, in the 2009 period, amortization of debt issuance costs.

Net Loss

As a result of the above factors, we reported a net profit of $124,323 for the three months ended December 31, 2010, compared to a net loss of $7,593,609 for the three months ended December 31, 2009. In addition, our accumulated deficit at December 31, 2010 totaled $63,882,519.

Nine Months Ended December 31, 2010 and 2009

Revenues

We recorded net revenues of $1,359,136 for the nine months ended December 31, 2010 compared to $95,264 in the nine months ended December 31, 2009. This represented an increase in our revenues of $1,263,872. During the nine month period ended December 31, 2010, our primary distributor accounted for approximately 86% of our revenue. That distributor paid us in cash for the games it purchased and they have no right of return.  The remainder of our revenue came from our master distributor, from cash receipts from the Christian bookstore or church markets or from on-line sales. Revenues grew as interest in our products increased substantially resulting from our largest expansion in company history; growing from 7 to 11 products in a three month period. And we supported the release of these 4 new titles with our largest national television, radio and movie theatre advertising campaign in 5 years. This product expansion was made possible as a result of strategic relationships resulting from our acquisitions of the Charlie Church Mouse brand and Cloud 9 Games’ assets, and our continuing efforts to publish products from these developers.

The revenues from our master distributor were reduced by a number of deductions under our distribution agreement totaling $485,406, as follows:

Cost of new inventory, distribution fees, MDF, defective allowance and sales commissions	$482,907
Samples for sales team	2,499
Total Deductions	$485,406

During the nine month period ended December 31, 2009, approximately 39% of our revenues arose from sales through our new master distributor. The remainder of our revenue came from cash receipts from the Christian bookstore or church market or from on-line sales.

The revenues from our master distributor were reduced by a number of deductions under our distribution agreement totaling $47,592, as follows:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $208,407 for the nine months ended December 31, 2010 compared to $38,279 in the nine months ended December 31, 2009. This represented an increase in our cost of sales – product costs of $170,128, or 444%. The increase in cost of sales – product costs was due to the increase in revenues noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $59,203 for the nine months ended December 31, 2010 compared to $16,609 in the nine months ended December 31, 2009. This represents an increase in our intellectual property costs of $42,594, or 256%. The increase in cost of sales – intellectual property licenses was due to the increase in revenues noted above.

Consulting

Consulting expense was $2,001,305 for the nine months ended December 31, 2010 compared to $6,612,070 for the nine months ended December 31, 2009.  This represented a decrease in our stock based compensation to consultants of $4,610,765.  These expenses were for product development, marketing and investor relations services.

Wages and Salaries

We had stock wages and salaries to employees and directors of $864,615 for the nine months ended December 31, 2010 as compared to $3,948,004 for the nine months ended December 31, 2009.  The decrease is due to less stock based compensation during the 2010 period.

General and Administrative Expenses

General and administrative expenses were $677,136 for the nine months ended December 31, 2010, compared to $463,986 for the nine months ended December 31, 2009, an increase of $213,150. The increase was primarily due to the expansion of our business in the past year, which includes additional staff and the maintenance of our product line which expanded from 7 to 11 products.

Product Development Expenses

Product development expenses, were $1,511,252 for the nine months ended December 31, 2010, compared to $76,928 for the nine months ended December 31, 2009, an increase of $1,421,812.  The increase was primarily due to expenses related to new game developments.

Interest Expense

We recorded interest income of $(12,929) for the nine months ended December 31, 2010, compared to $525,971 in the nine months ended December 31, 2009, a decrease of $538,900. Our interest expense is comprised of interest incurred on outstanding debts and the, accretion of the debt discounts related to zero coupon notes and, in the 2009 period, amortization of debt issuance costs. Due to the conversion to common stock of the majority of our notes payable, our interest expense was significantly lower in the 2010 period.  We also recognized interest income during the nine months ended December 31, 2010 due to the reversal of an interest over-accrual in the prior fiscal year.

Net Loss

As a result of the above factors, we reported a net loss of $4,015,340 for the nine months ended December 31, 2010, compared to a net loss of $11,609,389 for the nine months ended December 31, 2009. In addition, our accumulated deficit at December 31, 2010 totaled $63,882,519.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had $138,329 of cash compared to $56,677 of cash at March 31, 2010, an increase of $81,652 largely due to the amount of cash used in our operating activities exceeding the amount that we raised through the private sales of our common stock to “accredited investors”. At December 31, 2010, we had a working capital deficit of $1,205,476 compared to a working capital deficit of $2,319,369 at March 31, 2010.

Operating Activities

For the nine month periods ended December 31, 2010 and 2009, net cash used in operating activities was $630,129 and $1,385,730, respectively. The net losses for the nine month periods ended December 31, 2010 and 2009 were $4,015,340 and $11,609,389, respectively, a decrease of $7,594,049.

Investing Activities

We invested $47,725 in fixed assets during the nine month period ended December 31, 2010 compared to $2,457 in the 2009 period.

Financing Activities

For the nine month periods ended December 31, 2010 and 2009, net cash provided by financing activities was $759,506 and $1,605,639, respectively. The primary element of cash provided by financing activities in both periods was the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through December 31, 2010, we have raised approximately $14 million through funds provided by private placement offerings and convertible notes. This was sufficient to enable us to develop our first product and expand our product line to include 11 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. We do not currently have enough capital to sustain our operations for the next 12 months, of which there can be no assurance.  We will need to continue raising capital through privately placed offerings in order to continue our operations over the next twelve months. It is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments. During the nine months ended December 31, 2010, we raised $734,506 of cash through the sale of common stock to certain accredited investors. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Since our inception, we have an accumulated deficit of $63,882,519. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of $1,205,476, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At December 31, 2010, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

During the nine months ended December 31, 2010, we recorded the following deductions from our revenues:

Cost of new inventory, distribution fees, MDF, defective allowance and sales commissions	$482,907
Samples for sales team	2,499
Total Deductions	$485,406

During the nine months ended December 31, 2009, we recorded the following deductions from our revenues:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to litigation from time to time in the ordinary course of our business.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ending December 31, 2010, we issued the following:

(1) An aggregate of 337,370,650 shares of common stock to independent third parties for services provided, valued at $199,904, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”, afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuances were isolated and did not involve a public offering of securities.

(2) 863,634,653 shares of common stock to third parties for proceeds of $734,505, pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuances were isolated and did not involve a public offering of securities.

(3) 1,129,334,061 shares of common stock to convert outstanding debt and settle accounts payable with a total value of $854,175, pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuances were isolated and did not involve a public offering of securities.

(4) 25,500,000 shares of common stock to purchase inventory with a fair value of $9,000, pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuances were isolated and did not involve a public offering of securities.

(5) 3,150,400 shares of common stock for the conversion of 3,150,400 shares of our Series B preferred shares, pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Section 3(a)(9) of the Securities Act due to the fact that the issuances were in exchange for existing securities and no additional consideration was given for the shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED BY THE SECURITIES AND EXCHANGE COMMISSION]

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS

Effective January 17, 2011, the Company was reincorporated in the state of Nevada. Prior to the Company’s reincorporation, it was a Washington corporation.

On January 20, 2011, we acquired 100% of the intellectual property, including but not limited to, the registered trademark, source code and website (www.mypraize.com), and certain tangible assets of MyPraize, LLC ("MyPraize") pursuant to an Asset Acquisition Agreement entered into by and between the Company, MyPraize, Joshua Holmes and Matthew Gaiser. We did not assume any of the debts or liabilities of MyPraize. We also entered into a three year employment agreement with Joshua Holmes pursuant to which Mr. Holmes will serve as the Chief Scientist of our MyPraize business unit. We also extended an offer for a three year employment agreement to Matthew Gaiser, the MyPraize Site Administrator.

Since January 1, 2011, we issued 121,714,287 of our restricted common stock shares in exchange for $59,000 in cash from six investors. We issued 151,974,107 shares of common stock to settle accounts payable in the amount of $189,724.

On February 13, 2011, the Board of Directors approved to become effective as of February 15, 2011, a salary for our CEO, Troy Lyndon, in the amount of $60,000 per year and an increase in the Board Compensation received by our Director, Richard Knox, Jr. to $3,000 per month.

On February 17, 2011, the Board of Directors of the Company and stockholders owning an aggregate of 67.4% of the voting securities of the Company voted in lieu of a meeting of stockholders, to amend the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from five billion (5,000,000,000) shares to ten billion (10,000,000,000) shares.  The Company intends to file a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission on February 22, 2011.  The amendment will not become effective until 21 days from the date of mailing of a Definitive Information Statement to the Company’s stockholders.  The effective date is anticipated to be at or around March 28, 2011.

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