Form 10-Q/A
period 2009-12-31
LEFT BEHIND GAMES INC.
filed 2011-02-23
CIK 13055

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

EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, previously filed on February 22, 2010, to correct certain general and administrative expenses related to a consulting arrangement and to record corrections to accrued liabilities for items that were overstated during the three and nine month periods ended December 31, 2009.  Except for the foregoing matters, no other information included in our original Form 10-Q for the three and nine month periods ended December 31, 2009, is amended by this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS	Restated
Current assets
Cash	$225,230	$7,778
Accounts receivable	36,595	--
Inventories, net	162,524	180,997
Note receivable	39,589	--
Prepaid royalties	30,426	9,179
Prepaid expenses and other current assets	--	3,636
Total current assets	494,364	201,590

Property and equipment, net	73,637	98,004
Intellectual property, net	103,125	--
Other assets	15,132	5,927

Total assets	$686,258	$305,521

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,105,461	$2,525,095
Payroll liabilities payable	99,786	303,318
Convertible debt	210,000	--
Notes payable, net of discounts	31,201	703,689
Notes payable in default	177,338	312,488
Advances from related parties	2,089	--
Deferred revenue	1,453	117

Total current liabilities	2,627,328	3,844,707

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
Common stock, par value $0.001 per share; 3,000,000,000 shares authorized; 3,000,000,000; 1,441,989,845 issued and outstanding and 516,538,488 shares issued and outstanding as of
Dec 31, 2009 and March 31, 2009, respectively	1,441,990	344,359
Treasury stock	24,500	--
Additional paid-in capital	52,188,798	40,203,449
Deferred stock-based compensation	--	(100,025)
Accumulated deficit	(55,611,025)	(44,001,636)
	(1,941,070)	(3,539,186)
Total liabilities and stockholders' deficit	$686,258	$305,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ending

December 31, 2009 and 2008

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	Restated		Restated
Net revenues	$52,868	$33,232	$95,264	$151,974

Costs and expenses:
Cost of sales – product costs	11,372	2,967	38,279	36,454
Cost of sales – intellectual property costs	9,418	3,220	16,609	6,934
Stock based compensation – directors and employees	3,597,100	-	3,657,100	52,900
Stock based compensation – consultants	180,773	7,098	580,828	213,919
General and administrative	3,793,338	269,974	6,808,633	1,302,868
Product development	26,977	364	76,928	52,342

Total costs and expenses	7,618,978	283,623	11,178,377	1,665,417

Operating loss	(7,566,110)	(250,391)	(11,083,113)	(1,513,443)

Other expense:
Interest and other debt expenses	27,499	196,855	525,971	571,408
Other expense	--	45,530	305	50,643

Total other expense	27,499	242,385	526,276	622,051

Other income:
Gain from extraordinary events	--	--	--	468,837
Debt forgiveness income	--	--	--	250,000

Total other income	--	--	--	718,837

Net profit (loss)	(7,593,609)	(492,776)	(11,609,389)	(1,416,657)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,545,754,982	262,516,026	905,605,400	150,782,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
	Restated
Cash flows from operating activities:

Net loss	$(11,609,389)	$(1,416,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,806	51,493
Interest paid in common stock	--	23,500
Loss on disposal of assets	--	50,643
Recognition of deferred stock compensation	100,025	--
Gain on license amendment	--	(250,000)
Beneficial conversion feature on conversions of notes payable	131,251	--
Stock based compensation - consultants	480,603	213,919
Stock based compensation - employees and directors for services	3,657,100	52,900
Convertible debt issued for services	5,446,000	--
Change in fair value of warrant	2,023	--
Amortization of debt discount	336,499	421,077
Changes in operating assets and liabilities:
Accounts receivable	(36,595)	830,374
Inventories	18,473	(118,424)
Note receivable	(39,589)	--
Prepaid expenses	3,636	71,129
Other assets and prepaid royalties	3,923	(61,406)
Accounts payable and accrued expenses	96,169	85,933
Deferred income – product sales	1,336	(470,708)
Deferred rent	--	(1,427)

Net cash used in operating activities	(1,385,730)	(517,654)

Cash flows from investing activities:

Purchases of property and equipment	(2,457)	--
Payments for trademarks and prepaid royalties	--	--

Net cash used in investing activities	(2,457)	--

Cash flows from financing activities:

Proceeds from the issuance of notes payable	25,000	562,425
Principal repayments of notes payable	--	(28,958)
Borrowings from related parties	2,089	--
Proceeds from the issuance of common stock	1,578,550	--

Net cash provided by financing activities	1,605,639	533,467

Net increase in cash	217,452	15,813

Cash at beginning of period	7,778	2,695

Cash at end of period	$225,230	$18,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

		Nine Months	Nine Months
		Ended	Ended
		December 31,	December 31,
		2009	2008
		Restated
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest		$--	$--

Income taxes		$--	$--

Supplemental disclosures of non-cash and investing and financing information:

Issuance of common stock in exchange for note receivable		$--	$(70,000)

Issuance of common stock under license agreement		$137,500	$--

Exchange of equipment for settlement of accounts payable		$503	$--

Discount on convertible notes payable		$--	$604,672

Conversion of notes payable into common stock		$1,198,175	$8,500

Issuance of common stock to pay accounts payable & accrued		$556,278	$78,000

Conversion of accrued expenses to convertible debt	$		$34,919

Return of common stock as treasury shares		$24,500	$--

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

RESTATEMENT

We have restated our financial statements for the three and nine month periods ended December 31, 2009, previously filed on February 22, 2010, to correct certain general and administrative expenses related to a consulting arrangement during the three and nine month periods ended December 31, 2009 (see Note 13).  Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended December 31, 2009, is amended by this Form 10-Q/A.

The following table shows the impact of this restatement on our consolidated statement of operations and consolidated balance sheet:

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended December 31, 2009

(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$52,868	$-		$52,868

Costs and expenses:
Cost of sales – product costs	11,372	-		11,372
Cost of sales – intellectual property costs	9,418	-		9,418
Stock based compensation – employees and directors	3,597,100	-		3,597,100
Stock based compensation - consultants	180,773	-		180,773
General and administrative	763,338	3,030,000	(1)	3,793,338
Product development	26,977	-		26,977
Operating loss	(4,536,110)	3,030,000		(7,566,110)

Other income (expense):	(27,499)	-		(27,499)
Net loss	$(4,563,609)	$(3,030,000)		$(7,593,609)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)		$(0.00)
Weighted average common shares	1,545,754,982			1,545,754,982

(1) To correct general and administrative expenses to properly reflect the costs of consulting arrangements

CONSOLIDATED STATEMENT OF OPERATIONS

Nine Months Ended December 31, 2009

(Unaudited)

	Previously
	Reported		Adjustments		Restated

Revenues	$95,264		$-		$95,264

Costs and expenses:
Cost of sales – product costs	38,279		-		38,279
Cost of sales – intellectual property costs	16,609		-		16,609
Stock based compensation – employees and directors	3,657,100		-		3,657,100
Stock based compensation - consultants	580,828		-		580,828
General and administrative	1,485,385		5,323,248	(1)	6,808,633
Product development	76,928		-		76,928
Operating loss	(5,759,865)		(5,423,73)		(11,083,113)

Other income (expense)	(526,276)		-		(526,276)
Net loss	$(6,286,141)	$	$ (5,423,473)		$(11,609,389)

Basic and diluted loss per share:
Loss per share	$(0.00)		$(0.01)		$(0.01)
Weighted average common shares	623,030,609		-		623,030,609

(1) To correct general and administrative expenses to properly reflect the costs of consulting arrangements and to record corrections to accrued liabilities for items that were overstated previously

CONSOLIDATED BALANCE SHEET

December 31, 2009

(Unaudited)

	Previously
	Reported	Adjustments		Restated
ASSETS:
Total assets	$686,258	$-		$686,258

LIABILITIES & STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$2,388,213	$(282,752)	(2)	$2,105,461
Convertible debt issued for services	-	210,000	(1)	210,000
All other liabilities	311,867	-		311,867
Total liabilities	2,700,080	(72,752)		2,627,328

Stockholders’ deficit:
Series A preferred stock	3,586	-		3,586
Series B preferred stock	11,081	-		11,081
Common stock	1,441,990	-		1,441,990
Treasury stock	24,500	-		24,500
Additional paid-in capital	46,792,798	5,396,000	(1)	52,188,798
Accumulated deficit	(50,287,777)	(5,323,248)	(1), (2)	(55,611,025)
Stockholders’ deficit	(2,013,822)	72,752		(1,941,070)
Total liabilities and stockholders’ deficit	$686,258	$-		$686,258

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $11,609,389 during the nine months ending December 31, 2009 and had an accumulated deficit of $55,611,025 at December 31, 2009. In addition, we used cash in our operations of $1,385,730 during the nine months ended December 31, 2009. However, from April 1, 2009 to December 31, 2009, approximately 86% of the aggregate value of the Company’s notes payable was converted to common stock.

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

During the three months ended December 31, 2009, the Company received $527,669 in fees from the consultant under this provision.  The Company recorded these fees against additional paid-in capital.

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

The Company estimated the fair value of the convertible notes issued to the consultant for services during the nine months ended December 31, 2009 to be $5,446,000 and recorded this amount as consulting expense.  During the nine months ended December 31, 2009, $30,000 of the convertible debt was converted into 45,000,000 shares of common stock and  the consultant had an outstanding convertible debt balance of $210,000.

NOTE 14 – SUBSEQUENT EVENTS

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

General and Administrative Expenses

General and administrative expenses were $3,793,338 for the three months ended December 31, 2009, compared to $269,974 for the three months ended December 31, 2008, an increase of $3,523,364. The increase was primarily due to a $3,030,000 charge that recorded the fair value of convertible debt issued to a consultant for services.  Additional factors included an increase in professional fees of $376,634, an increase in marketing costs of $120,472, an increase in sales commissions of $33,039, an increase in postage expense of $28,753 and an increase in wages of $19,886.

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

Net Loss

As a result of the above factors, we reported a net loss of $7,593,609 for the three months ended December 31, 2009, compared to a net loss of $492,776 for the three months ended December 31, 2008. In addition, our accumulated deficit at December 31, 2009 totaled $55,611,025.

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

General and Administrative Expenses

General and administrative expenses were $6,808,633 for the nine months ended December 31, 2009, compared to $1,302,868 for the nine months ended December 31, 2008, an increase of $5,505,765.

The increase was primarily due to $5,446,000 in charges that recorded the fair value of convertible debt issued to a consultant for services.  Additional factors included a $122,752 correction to accrued liabilities for items that were overstated previously, increases in professional fees of $558,378, and in marketing costs of $234,284. Those increases were offset by reductions in payroll of $239,171, in insurance expense of $46,457 and in office expense of $44,087.

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

Net Loss

As a result of the above factors, we reported a net loss of $11,609,389 for the nine months ended December 31, 2009, compared to a net loss of $1,416,657 for the nine months ended December 31, 2008. In addition, our accumulated deficit at December 31, 2009 totaled $55,611,025.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 we had $225,230 of cash compared to $7,778 of cash at March 31, 2009, an increase of $217,452 largely due to private sales of our common stock to “accredited investors.” At December 31, 2009, we had a working capital deficit of $2,132,964 compared to a working capital deficit of $3,643,117 at March 31, 2009.

Operating Activities

For the nine month periods ended December 31, 2009 and 2008, net cash used in operating activities was $1,385,730 and $517,654, respectively. The $868,076 increase in cash used in our operating activities was primarily due to the increased loss, which was partially offset by the non-cash nature of the convertible debt issued for services and of the stock-based compensation to consultants and employees. The net losses for the nine month periods ended December 31, 2009 and 2008 were $11,609,389 and $1,416,657, respectively, an increase of $10,192,732.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, are in default on certain debt, have negative working capital of $2,282,964, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2010. Therefore, we will be required to seek additional funds to finance our long-term operations.

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