Form 10-K
period 2011-03-31
LEFT BEHIND GAMES INC.
filed 2011-08-05
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

LEFT BEHIND GAMES INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-50603	91-0745418
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

25060 Hancock Avenue, Suite 103 Box 110
Murrieta, California		92562
(Address of principal executive offices)		(Zip Code)

(951) 894-6597

(Issuer’s Telephone Number)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

                                                                                               (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   . No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company. Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates was approximately $9.8 million based upon 7,914,272,627 shares at the closing price of the Common Stock of $0.0013, as reported by the OTC Markets Over-the-Counter Board ("OTCQB") on September 30, 2010.

The number of shares of the Common Stock of the registrant outstanding as of July 31, 2011 was 7,676,505,719.

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

                                                                                                                      4

PART I

ITEM 1. BUSINESS

Background

         Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms), was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002 and reincorporated in the state of Nevada on January 17, 2011. The Company is the only publicly-traded exclusive publisher of Christian modern  media.  It is the world leader in the publication of Christian video games and a Christian social network provider. Trade names include Inspired Media Entertainment™, LB Games®, Cloud 9 Games® and MyPraize®. The Company and its subsidiaries produce quality interactive experiences including entertainment products that perpetuate positive values and appeal to faith-based and mainstream audiences.

Our common stock is quoted on the OTC Markets’ OTCQB exchange under the ticker symbol “LFBG.” Left Behind Games Inc. became a public company on February 7, 2006. On that date, through a reverse merger, we acquired the public entity Bonanza Gold, Inc., a Washington corporation which had been in operation since 1961. As a result of the share exchange agreement, LFBG shareholders and management controlled the new public company. And as part of the transaction, we changed the name to Left Behind Games, Inc. and are currently doing business under our various trade names.

PC
DVD-ROM
LB GAMES
Good.
Clean.
Fun.
PC
DVD-ROM
LEFT BEHIND®
RISE OF THE ANTICHRIST™
LB GAMES
LEFT BEHIND 3 RISE OF THE ANTICHRIST™
TEENS & UP
TEEN
T
CONTENT RATED BY
ESRB
BASED ON THE NEW YORK TIMES
BESTSELLING BOOK SERIES
LB GAMES

      Our Company became one of the first to develop, publish, and distribute games for the multi-billion dollar inspirational marketplace when in November of 2006, we released our first product, “LEFT BEHIND: Eternal Forces”, a PC real-time strategy game. This original release has made LEFT BEHIND the most widely distributed Christian PC game in the history of this new market segment. For Christmas 2010, we released Left Behind 3: Rise of the Antichrist.

      On July 5, 2007, we obtained an exclusive license to sell three (3) PC games featuring Charlie Church Mouse to the

Christian Booksellers Association (CBA) market from Lifeline Studios, Inc., the developer and original publisher. On June 30, 2009, we expanded our license agreement for Charlie Church Mouse PC Games to include all distribution channels worldwide. We expect to release Charlie Church Mouse Online Adventures before Christmas 2011, the world’s first high-quality massive-multiplayer Christian family online game experience. (development screen shots below)

           On May 20, 2008, we acquired the publishing and distribution rights to the PC game, “Keys of the Kingdom.” This new game features brain-teasing dynamics and inspirational scriptures. We agreed to pay the author a royalty of fifteen percent (15%) of gross profits.

On June 24, 2009, we announced that Wal-Mart approved a test market for our games. Based upon a successful test, Walmart expanded distribution of our Left Behind 3: Rise of the Antichrist and Charlie Church Mouse SuperPak into up to 3,000 stores throughout the United States. However, sales results were less than expected as the majority of PC game sales for the industry now occur through online sales efforts.

On July 7, 2009, we signed a distribution agreement with Jack of All Games, now a division of Synnex Corporation (NYSE: SNX) to distribute our games, which remains our distributor to this day and is one of the largest retail distributors of video games in North America.

On April 21, 2010, we announced strategic relationship agreements with Lifeline Studios and Cloud9Games to develop three new games for release in-time for Christmas 2010. Such titles included Charlie Church Mouse 3D Bible Adventures, Praise Champion and King Solomon’s Trivia Challenge.

On October 25, 2010, we acquired the assets of Cloud 9 Games, including the Heavenly Harmony and Solomon Says Trivia games. In November 2010, we released sequels to these two games titled Praise Champion and King Solomon’s Trivia Challenge with new releases anticipated for Christmas 2011.

On January 21, 2011, we acquired the assets of MyPraize, a Christian social network which began in 2005.

Since our incorporation, we have not had or been involved in any bankruptcy, receivership or similar proceeding.

Principal Products or Services and Their Markets

All of our games are branded under the names of LB Games, Inspired Media Entertainment and Cloud 9 Games.  Our games have received positive support from well-respected Christian leaders and organizations, including the Billy Graham Center and Joel Osteen’s Church (Lakewood), one of the largest mega-churches in the U.S.

The following represent the Company’s current main titles.

The following represent new titles to be released for Christmas 2011.

Anticipated Christmas 2011 Product Line

We are currently working on the development and release of the above additional retail products in the December quarter of 2011. Additionally, we will attempt to release Charlie Church Mouse storybooks for the iPad, Bible Quest: Journey through Genesis and Scripture Chess for the iPhone and Android mobile platforms. Should we be successful in the foregoing endeavor, we plan to expand our product line on other platforms in 2012 featuring Praise Champion 2 for the Nintendo Wii.

The games currently in development and anticipated for release in the December quarter of 2011, pending the receipt of adequate financing (of which there can be no assurance), are:

■

Praise Champion 2 is a karaoke style singing game featuring 80 popular Christian songs.  Featuring an all new career mode, players will start their new career and sing their way to the top of the charts while unlocking new venues, rewards, rankings and achievements. All-new game graphics include customizable avatars and 15 fully 3D venues.

■

Charlie Church Mouse Bible Adventures Online is an exciting online world packed with friends, games and adventures! From exciting Bible stories and games, to training pets and exploring the theme park, BibleAdventuresOnline.com includes games and activities for kids ages 4-12.

■

Left Behind 4: World At War is a real-time strategy game based on the best-selling Left Behind book series by Tim LaHaye and Jerry Jenkins. Join the ultimate fight of good versus evil, commanding the Tribulation Forces, American Militia and the Global Community Peacekeepers.

■

Bible Quest: Journey Through Genesis is a game where the player swaps tiles to create matches of three or more identical tiles laid out over varying game boards. Players seek to progress through a map filled with more than 75 segments from the book of Genesis. Each game is unique and lush backgrounds will emerse the player in the stories.

■

King Solomon’s Trivia Challenge 2 is a Bible based trivia game presented in a game show atmosphere complete with a funny host and over-the-top visuals. Over 1000 Bible related questions in 10 categories will challenge your knowledge of the Bible. Achieve rewards and rankings while unlocking new characters.

■

Scripture Chess is designed to engage strategic and battle-hungry gamers to see and feel the relevance of their actions in the context of the ultimate battle of good vs. evil through this classic game more than 1,000 years old. In between moves, players will hear scripture relavent to their progress and strategy.

■

King Solomon’s Word Games include several mini-games which make Biblical content relevant to gamers through common and fun game dynamics including Word Twists, Sling Words, Word Searches and more…

Pursue Growing Trends of Digital Content Creation and Distribution

As the interactive entertainment industry continues to evolve, new revenue streams are emerging from the growing trends of digital content creation and distribution. These revenue opportunities are expected to increase significantly in future years. We are currently focused on generating revenue from in-game advertising. We believe that our current games have hundreds of potential placements for in-game advertising, which can be updated weekly, either dynamically or via our automatic update-game feature. To date, Jeep, GameStop and Dell Computers have placed ads in our Left Behind branded games. These advertisers participated paid for ads within our game through our relationship with Double Fusion, an in-game advertising technology and service provider. Under our agreement with Double Fusion, Double Fusion will pay us 65% of net advertising revenues as our part of the revenue share related to in-game advertising placements that they sell once they have recouped their $100,000 advance to us from our 65% revenue share.

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

Market Industry Overview

Company’s Core Demographics. The Company’s primary audience is both the Christian demographic, one of the largest segments of American consumers, and gamers who play family-friendly video games.

The Historical Growth of the Computer and Video Game Industry. According to the Entertainment Software Association (“ESA”), the modern-day video game industry took form in 1985 with the release of the 8-bit Nintendo System ("NES"). Following upon the heels of Nintendo’s introduction of the NES, Sega Enterprises Ltd. released its 16-bit “Genesis” system, which, in turn, was followed by Nintendo’s introduction of the “Super NES.” The early 1990s led to a rise in the personal computer (“PC”) game business with the introduction of CD-ROMs, with decreases in prices for multimedia PCs, and the introduction of high-level 3D graphics cards. In 1995-1996, consumers reacted positively to the release of the Sony PlayStation and Nintendo 64 and ushered in a new generation of video game consoles.

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

Sales growth in the game software industry is more than double the growth rate of the U.S. economy as a whole, according to a study of the U.S. Government Census and other economic data, as reported by the ESA. Analysts predict that more money will be spent again this year on interactive software than at the box office. According to a recent CNBC News report, even though we are in a recession, computer game sales continue to increase. PricewaterhouseCoopers predicts that the sale of software games will reach $21.6 Billion by 2013.

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

Social Gaming, iPhone, Android and other new platforms. It is clear that new platforms are emerging and represent potential opportunities for growth in the video game industry. The Company is currently developing two of its titles for iPhone and Android, as well as the Charlie Church Mouse Storyboard series for the iPad. Historically, market risk continues to be high as the majority of titles developed for these platforms do not make money. The Company anticipates it will gradually develop more titles in these new markets as a solid business model is established based upon historical data, not just entrepreneurial zeal. We are already pioneering a new genre in the established video game markets. And accordingly, we are staying focused on this primary goal.

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

Marketing

We have used a variety of avenues for promoting and marketing the launch of our products in the past 5 years, including television, radio, print advertising, trade shows, as well as the Internet. We anticipate that the Internet will become our most cost-effective method for developing brand awareness and promoting our products. In 2010 and 2011, we spent an aggregate of $712,822 on marketing and advertising expenses.

Interactive software publishers use various strategies to differentiate themselves and build competitive advantages within the industry such as platform focus, internal versus external development, third party distribution, international sales and game genre focus. We remain focused on continuing to establish ourselves as the #1 Christian video game publisher in the world.

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

The Left Behind License. On October 11, 2002, the publisher of the Left Behind book series granted us an exclusive worldwide license to use the copyrights and trademarks relating to the storyline and content of the books in the Left Behind series of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, mobile devices and the Internet. Within 30 days from the end of each month, we provide royalties to the licensor based upon our sales for the preceding month. Additionally, the license term of 3 years automatically renews to additional terms in perpetuity. In the fiscal year ended March 31, 2011, we paid an aggregate of $54,456 in royalty payments to the licensor.

Distribution Methods of the Products

North American Market. On July 7, 2009, we signed a distribution agreement with Jack of All Games, now a division of Synnex (NYSE: SNX), providing us with potential distribution of our products into retailers including Wal-Mart, Best Buy, Target, EB Games, GameStop, Toys "R" Us, Blockbuster and other leading retailers. The initial term of the agreement was one-year, but it automatically renews if not terminated by either party. At present, PC Games sales occur more and more online as time goes on. According to Electronic Arts in 2011, more than 60% of sales now occur online. This trend continues to result in smaller and smaller PC Game shelf space as retailers are making space for more console game products.

International Market. We sell our products internationally through distributors in Australia, Canada South Africa. We intend to continue this strategy of selling through international distributors.

The Inspirational Bookseller Market. We anticipate that the Christian retail market represents significant sell-through opportunities for the Left Behind series brand. Left Behind books were originally sold exclusively through CBA retailers, until gaining mainstream acceptance and tremendous financial success in other distribution venues. Veggie Tales by Big Idea Productions, which has sold millions of videos, also released products to the Christian marketplace before gaining mainstream acceptance. This distribution channel includes thousands of retail outlets. We are developing direct-to-store relationships in the inspirational bookseller market to broaden our reach, to increase our potential and to pursue building a profitable distribution center for other published products into this marketplace. Meanwhile, are games are available in the top 4 major Christian retailers including Family Christian Stores, LifeWay Christian Stores, Mardel Christian and Education Stores and Berean Christian Stores.

Competition

Currently, we are the world leader in the publishing of Christian video games. However, the video game industry is intensely competitive and new video game products and platforms are regularly introduced. Our competitors vary in size from small companies to very large corporations, with far longer operating histories, and significantly greater financial, marketing and product development resources than us. Due to these greater resources, certain of our competitors are be able to undertake more extensive marketing and promotional campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable products, and devote substantially more money to game development than we can. Also as a result, our competitors may be able to adapt more quickly to changes in the media market or to devote greater resources than we can to the sales of our media projects.

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

Employees

We employ 10 full-time and support 20 development workers in the United States and contract with two external development teams.

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

Need for substantial additional funds.

At March 31, 2011, we only had $21,180 cash on hand and there is substantial doubt as to the ability of our Company to continue as a going concern. At March 31, 2011, we had no accounts receivable and we had $1,597,350 in accounts payable and accrued expenses. We currently need additional funds to finance our operations and the development of our product line within the next twelve months. Our cash requirements may vary or increase materially from those now planned because of unexpected costs or delays in connection with creation of video games, changes in the direction of our business strategy, competition, and other factors. Adequate funds for these purposes may not be available when needed or on acceptable terms.

Our independent registered public accounting firm has issued a “going concern” opinion.

At March 31, 2011, we had $21,180 cash on hand and our stockholders’ deficit was $70,870,169.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity or debt securities. No assurance can be given that additional capital will be available when required or on terms acceptable to us. It is likely that raising additional funds will continue to dilute our investors’ interests in the Company. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm as well as our predecessor independent registered public accounting firm indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

The current economic conditions could materially adversely affect our operations.

We are currently coming out of the worst world recession since the Great Depression and the Country’s unemployment rate is not decreasing. While our Net Revenues increased from $115,363 for the fiscal year ended March 31, 2010 to $1,600,407 for the fiscal year ended March 31, 2011, we nonetheless recorded a net loss of $5,487,843 for the fiscal year ended March 31, 2011. Sales of video games, such as ours, are considered to be “discretionary” items and in periods of economic slowdown and increased unemployment traditionally slow down. Period economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for video games, or the public perception that any of these events may occur, could result in a general decline economic activities, which would adversely affect our financial position, results of operations, and cash flow.

It is difficult to assess the likelihood of success for an early stage company without a long operating history like ours.

Since our organization, we have been engaged in start-up and development activities. There is limited operating history upon which investors may base an evaluation of our likely future performance.

Our business is highly dependent on Troy A. Lyndon

Our Company and its operations is highly dependent on Troy A. Lyndon, our Chief Executive Officer and Chairman.  The loss of Mr. Lyndon would have a material adverse effect on our business and operations.

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

We identified a material weakness in internal control over financial reporting for the fiscal year ended March 31, 2011.  Our failure to maintain an effective system of internal controls may cause investors to lose confidence in our reported financial information and have an adverse effect on the price of our common stock.

Management identified a material weakness in our internal controls over financial reporting regarding revenue recognition accounting during our fiscal years ended March 31, 2011. . While we believe that we have mitigated the material weakness related to revenue recognition, we performed an evaluation of internal controls over financial reporting and concluded that we have material weaknesses in existing Segregation of Duties issues and Limited Resources issues and lack of a standing Audit Committee consisting of independent directors, which are only partially mitigated by the controls currently in place. There can be no assurance that we will be able rectify these material weaknesses.

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

Mr. Lyndon has voting control of the Company.

According to our Articles of Incorporation, our authorized capital includes 10,000 shares of Series C Preferred Stock, all of which are currently owned by our Chief Executive Officer and Chairman, Troy Lyndon. According the Certificate of Designations for the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock.  Mr. Lyndon’s ownership of the Series C Preferred Stock gives him the voting equivalency of 10 billion shares plus his other voting securities that he might own from time to time. Although Mr. Lyndon, as an officer and director of the Company, has a legal and personally accountable fiduciary obligation to act in the best interest of the Company and its stockholders, Mr. Lyndon’s voting control of the Company may make the Company less attractive to investors and/or joint venture partners.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended March 31, 2011, the high and low closing sale prices of a share of our common stock were $0.129 and $0.0008, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history, our low level of revenue and or lack of profitability to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

N/A

ITEM 2.  PROPERTIES

We operate in a 4,355 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2011. Its cost is $2,919 per month. Our lease ends each October and is renewable each year for 2 additional years at a similar lease rate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

(a) Market for Common Equity and Related Stockholder Matters

Until early March 2011, our common stock was quoted on the OTC Bulletin Board under the symbol “LFBG.” Since March 7, 2011, our common stock has been quoted for trading on the OTCQB (Pink Sheets) under the symbol “LFBG.”   The following table shows the high ask and low bid prices for the common stock for each quarter during the last two (2) fiscal years ended March 31. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Ask	Low Bid
Year ended 3/31/11:
Quarter ended 6/30/10	$0.0089	$0.0024
Quarter ended 9/30/10	0.003	0.0008
Quarter ended 12/31/10	0.0129	0.0012
Quarter ended 03/31/11	0.0047	0.0009

Year ended 3/31/10:
Quarter ended 6/30/09	$0.093	$0.002
Quarter ended 9/30/09	0.047	0.015
Quarter ended 12/31/09	0.067	0.01
Quarter ended 03/31/10	0.015	0.003

Holders

As of March 31, 2011, there were approximately seven thousand one hundred twelve (7,112) holders of record of our common.

Dividends

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain any future earnings to finance our operations.

Common Stock

We are authorized to issue ten billion (10,000,000,000) shares of $0.001 par value common stock of which 7,676,505,719 shares are currently outstanding as of July 31, 2011. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

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

Preferred Stock

We are authorized to issue up to Sixty Million (60,000,000) shares of $0.001 par value preferred stock (the “Preferred Stock”).  The Preferred Stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

10,000,000 shares of our Preferred Stock have been designated as Series A Preferred Stock, 3,586,245 of which were outstanding at March 31, 2011.  16,413,755 shares have been designated as Series B Preferred Stock, 7,890,529 of which were outstanding at March 31, 2011. 10,000 shares have been designated as Series C Preferred Stock, all of which were issued and outstanding at March 31, 2011. 10 shares have been authorized as Series D Preferred Stock, all of which were outstanding at March 31, 2011.  Preferred A shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Both our Series A and B Preferred Shares have  voting rights equal to one share of common stock.

As stated in our September 28, 2009 filing, the authorized number of shares of Series C Preferred Stock is Ten Thousand (10,000). The holders of the Series C Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock.

The authorized number of Series D Preferred Stock is One Thousand (1,000). The holders of the Series D Preferred Stock have no voting rights. Each holder of Series D Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Stock is first issued, to convert each share of Series D Stock into one million (1,000,000) fully-paid and non-assessable shares of the Company’s common stock.

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

(b) Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2011, we completed the following transactions involving our common stock:

• we raised net proceeds of $738,927 from the sale of 868,548,940 shares of our common stock to accredited investors at an average price of $0.0009.

• we issued to independent third parties 629,223,486 shares of common stock for services provided, valued at $1,172,505. All shares issued to third parties during the year were fully vested and non-forfeitable on the date of grant, resulting in the entire amount of $1,172,505 being expensed during fiscal 2011.

• we issued 275,270,325 shares of common stock with a fair value of $594,603 for settlement of notes payable and accounts payable with a carrying value of $516,512.  The difference between the fair value of the common stock and the carrying value of the payables settled of $78,092 was recorded as a loss on settlement of debt.

• we issued 1,231,000,000 shares of common stock for conversion of $335,938 of debt originally issued under consulting arrangements.

• we issued 43,225,511 shares of common stock with a fair value of $103,742 to certain private placement investors for anti-dilution price protection.  The anti-dilution provisions of their original subscription agreements expired in September of 2010 .

• we issued 3,150,400 shares of common stock for the conversion of an equivalent number of shares of preferred stock – series B.

• we issued 25,500,000 shares of common stock with a fair value of $9,000 for inventory.

From April 1, 2011 to July 31, 2011, we received $204,812 in net proceeds from the sale of 733,314,805 shares of common stock to eleven accredited investors, one of whom was a director.

We believe the above-referenced transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D, Rule 506 because they do not involve a public offering. We believe that these sales of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because in the case of investors that invested cash, we provided each of those investors with a private placement memorandum or a stock purchase agreement disclosing items set out in Rule 501 and 506 of Regulation D. The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Issuer Purchases of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to furnish information under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

☐

consumer acceptance of our current and future products

☐

dependence on key personnel;

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

Overview

Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company”, “LFBG”, “we”, “us”, “our” or similar terms), was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002 and reincorporated in the state of Nevada on January 17, 2011. The Company is the only publicly-traded exclusive publisher of Christian modern media. It is the world leader in the publication of Christian video games and a Christian social network provider. Trade names include Inspired Media Entertainment™, LB Games®, Cloud 9 Games® and MyPraize®. The Company and its subsidiaries produce quality interactive experiences including entertainment products that perpetuate positive values and appeal to faith-based and mainstream audiences.

Our common stock is quoted on the OTC Markets’ OTCQB exchange under the ticker symbol “LFBG.”

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the fiscal year ended March 31, 2011, we raised net proceeds of $738,927 from the sale of 868,548,940 shares of our common stock. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern”.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Years Ended March 31, 2011 and March 31, 2010

Net Revenues

We recorded net revenues of $1,600,407 for the fiscal year ended March 31, 2011 compared to $115,363 in the fiscal year ended March 31, 2010, an increase of $1,485,044. The revenue level increased primarily due to sales of $1,427,091 in the year ended March 31, 2011 without comparable sales in the prior fiscal year, primarily because such sales were to a new customer which focuses on distribution to non-profit organizations.  Approximately 88% of our revenues in the fiscal year ended March 31, 2011 arose from cash receipts from this new distributor. The remainder of our revenue came from cash receipts from our master distributor to the mainstream retail channel and from cash receipts from the Christian bookstore or church market or from on-line sales.

Approximately 15% of our revenues in the fiscal year ended March 31, 2010 arose from sales through our master distributor to the mainstream retail channel. The remainder of our revenue came from cash receipts from the Christian bookstore or church market or from on-line sales.

The revenues from our master distributor in the fiscal year ended March 31, 2011 were reduced by a number of deductions under our distribution agreement totaling $232,067, as follows:

Samples	$2,499
Cost of presenting at vendor show	1,308
Retail program deductions	581
Defective allowance	97,201
Cost of games returned to distributor	130,478
Total Deductions	$232,067

The revenues from our distributor were reduced by a number of deductions under our distribution agreement totaling $47,592, as follows:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $696,428 for the fiscal year ended March 31, 2011 compared to $58,382 in the fiscal year ended March 31, 2010, an increase of $638,046. Cost of sales - product costs consists of product costs and inventory-related operational expenses. Cost of sales - product costs increased because of the higher level of net revenues noted above.

Cost of Sales - Intellectual Property Licenses

We recorded cost of sales - intellectual property licenses of $73,538 for the fiscal year ended March 31, 2011 compared to $19,057 for the fiscal year ended March 31, 2010, an increase of $54,481. The increase in cost of sales intellectual property licenses was due to the revenue increase noted above.  Cost of sales - intellectual property licenses consists of certain royalty expenses, amortization of prepaid royalty costs and amortization of certain intangible assets. In the fiscal years ended March 31, 2011, and 2010, all of the cost of sales – intellectual property licenses related to royalties for the Left Behind, Keys of the Kingdom and Charlie Church Mouse games as noted below:

	Fiscal Year Ended March 31,
	2011	2010
Left Behind License	$59,783	$3,196
Charlie Church Mouse License	600	10,155
Keys of the Kingdom License	13,155	5,706
Total Cost of Sales - intellectual Property Costs	$73,538	$19,057

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $929,815 for the fiscal year ended March 31, 2011, compared to $1,038,790 for the fiscal year ended March 31, 2010, a decrease of $108,975 or 10%. This decrease was primarily the result of a credit of $119,535 in the prior year related to the reversal of a lease-related reserve for an abandoned office space.

Consulting and Professional Fees

Consulting and professional fees were $1,918,430 for the fiscal year ended March 31, 2011, compared to $9,193,481 for the fiscal year ended March 31, 2010, a decrease of $7,275,051, or 79%. This decrease was largely due to a $5,563,764 reduction in payments to our marketing consultants, which in turn was driven by a $4,618,000 decrease in the cost of share-based payments under convertible notes to consultants   The reason for this significant change was because our consulting arrangements, which have since been terminated, were based upon a number of shares to be issued monthly if converted. Accordingly, based upon fair-value accounting rules the price of our stock determined the amount of each expense, rather than the cash amount converted into shares.

Salaries and Wages

Wages and salaries were $1,606,636 for the fiscal year ended March 31, 2011, compared to $4,152,041 for the fiscal year ended March 31, 2010, a decrease of $2,545,405 or 61%. We paid certain of our employees and directors in shares of restricted common stock rather than in cash. During the fiscal years ended March 31, 2011 and 2010, we recorded expenses relating to these non-cash payments to employees and directors of $203,981 and $3,657,100, a decrease of $3,453,119. The non-cash payments in the fiscal year ended March 31, 2010 included stock issued to our CEO, Troy Lyndon, equal to $3,270,100 and our Director, Richard Knox, Jr. equal to $327,000.  The non-cash payments in the fiscal year ended March 31, 2011 were to a number of full-time and part-time employees.

Product Development Expenses

Product development expenses were $1,680,578 for the fiscal year ended March 31, 2011 compared to $1,600,807 for the fiscal year ended March 31, 2010, an increase of $79,771, or 5%. This increase was due to greater fees paid under the Cloud 9 license.

Other Income and Expenses

We recorded other expense of $182,825 in the fiscal year ended March 31, 2011. This other expense was all related to our interest expense and loss on settlement of debt.

We recorded other expense of $5,380,855 in the fiscal year ended March 31, 2010. This other expense was all related to our interest expense, including $336,498 in amortization of debt discounts, $2,770,899 related to induced conversions of our convertible notes payable and $2,204,434 of a loss on settlement of debt due to the fair value of our common stock exceeded the carrying value of the related debt that was settled.

Net Loss

As a result of the above factors, we reported a net loss of $5,487,843 for the fiscal year ended March 31, 2011, compared to a net loss of $21,327,855 for the fiscal year ended March 31, 2010, resulting in a decreased loss of $15,840,012. In addition, our accumulated deficit at March 31, 2011 totaled $70,870,169. These increases are attributable primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 we had $21,180 of cash compared to $48,013 of cash at March 31, 2010, a decrease of $26,833. At March 31, 2011, we had a working capital deficit of $1,633,122 compared to a working capital deficit of $2,180,825 at March 31, 2010. We currently do not have sufficient capital to fund our operations for the next 12 months.

Operating Activities

For the fiscal years ended March 31, 2011 and 2010, net cash used in operating activities was $744,229 and $2,070,177, respectively. The $1,325,948 decrease in cash used in our operating activities was primarily due to the $1,485,044 increase in our sales, all of which represented cash receipts.

Investing Activities

For the fiscal years ended March 31, 2011 and 2010, net cash used in investing activities was $66,531 and $30,000, respectively. These investments were attributable to purchases of computers and equipment in fiscal 2011 and the placement of $30,000 into a restricted cash account to secure the employment of a senior game developer in fiscal 2010.

Financing Activities

For the fiscal years ended March 31, 2011 and 2010, net cash provided by financing activities was $783,927 and $2,142,050, respectively. The primary element of cash provided by financing activities in both fiscal years was the sale of common stock.

Future Financing Needs

Since our inception in August 2002 through March 31, 2011, we have raised approximately $13 million through funds provided by private placement offerings. This was sufficient to enable us to develop our first product and to make some improvements to that product. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. However, it is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

To date, we have financed our operations primarily through the sale of shares of our common stock. During the fiscal year ended March 31, 2011, we raised net proceeds of $738,927 from the sale of 868,548,940 shares of our common stock. We continue to generate operating losses and expect to need to continue to raise capital through the sale of debt or equity in order to continue our operations for the foreseeable future.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern”.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have suffered continuing losses from operations, have negative working capital of $1,633,122, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2011. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

For sales to our primary channel partner and largest retail customer, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.” Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our primary channel partner or our largest retail customers to their end customers, we recognize previously deferred income as sales and cost of sales. Our primary channel partner and largest retail customer each provide us with sell-through information on a frequent basis regarding sales to end customers and in-channel inventories. In the fiscal year ended March 31, 2010, we engaged a new primary distributor who has confirmed our accounts receivable balances with them in addition to supplying us with sell through information.  As a result, we recognized our accounts receivable balance with them as of March 31, 2010.

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

During the fiscal year ended March 31, 2011, we had the following amounts deducted from revenue:

Samples	$2,499
Cost of presenting at vendor show	1,308
Retail program deductions	581
Defective allowance	97,201
Cost of games returned to distributor	130,478
Total Deductions	$232,067

During the fiscal year ended March 31, 2010, we had the following amounts deducted from revenue:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Long-Lived Assets

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This accounting guidance requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. This guidance also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Management noted no indicators requiring review for impairment during the fiscal year ended March 31, 2011 and 2010.  There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Share-based Compensation

The Company follows ASC 718, “Accounting for Stock-Based Compensation" to account for stock-based compensation to employees. It defines a fair value based method of accounting for an employee stock option or similar equity instrument.

The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

ITEM 8. FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Left Behind Games Inc.

We have audited the accompanying consolidated balance sheets of Left Behind Games Inc. and its wholly-owned subsidiary (collectively, the “Company’) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As disclosed in Note 14, the Company restated its consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Left Behind Games Inc. and its wholly-owned subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

MaloneBailey, LLP

Houston, TX

August 3, 2011

LEFT BEHIND GAMES INC.
CONSOLIDATED BALANCE SHEETS

	31-Mar	31-Mar
	2011	2010
		(Restated)
ASSETS
Current Assets
Cash	$21,180	$48,013
Restricted cash	30,000	30,163
Accounts receivable	-	6,915
Inventories, net	304,479	149,014
Prepaid royalties	27,538	121,851
Prepaid expenses and other current assets	62,551	562
Total current assets	445,748	356,518

Property and equipment, net	52,428	20,158
Intangible assets	9,899	-
Other assets	35,927	5,927
Total assets	$544,002	$382,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,597,350	$1,687,939
Payroll liabilities payable	326,294	270,705
Convertible debt, net of discount of $24,898 and $0	34,166	382,561
Notes payable	20,000	95,737
Deferred revenue	101,060	100,401
Total current liabilities	2,078,870	2,537,343

Commitments and Contingencies	-	-

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 39,989,000 shares authorized, none issued and outstanding	-	-
Series A convertible preferred stock, $0.001 par value; 3,586,245 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Series B convertible preferred stock, $0.001 par value; 16,413,755 shares authorized; 7,890,529 and 11,040,929 shares issued and outstanding as of March 31, 2011 and 2010, respectively	7,891	11,041
Series C preferred stock, $0.001 par value: 10,000 shares authorized, issued and outstanding as of March 31, 2011 and 2010	10	10
Series D convertible preferred stock, $0.001 par value; 1,000 shares authorized, 9 shares issued and outstanding as of March 31, 2011 and 2010, respectively	-	-
Common stock, par value $0.001 per share; 5,000,000,000 shares authorized; 5,366,945,531 and 2,291,026,869 shares issued and outstanding as of March 31, 2011 and 2010, respectively	5,366,946	2,291,027
Treasury Stock	24,500	24,500
Additional paid-in capital	63,932,368	60,897,422
Accumulated deficit	(70,870,169)	(65,382,326)
Stockholders’ deficit	(1,534,868)	(2,154,740)
Total liabilities and stockholders’ deficit	$544,002	$382,603

The accompanying notes are an integral part of these consolidated financial statements.

LEFT BEHIND GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Fiscal Year Ended	Fiscal Year Ended
	March 31,	March 31,
	2011	2010
		(Restated)
Net revenues	$1,600,407	$115,363

Cost and expenses:
Cost of sales – product costs	696,428	58,382
Cost of sales – intellectual property costs	73,538	19,057
Selling, general and administrative	929,815	1,038,790
Consulting and professional fees	1,918,430	9,193,481
Wages and salaries	1,606,636	4,152,041
Product development	1,680,578	1,600,807
Total costs and expenses	6,905,425	16,062,558

Operating loss	(5,305,018)	(15,947,195)

Other income (expense):
Interest expense, net	(104,733)	(3,176,226)
Loss on settlement of debt	(78,092)	(2,204,434)
Total other expense	(182,825)	(5,380,660)

Net profit (loss)	$(5,487,843)	$(21,327,855)

Basic and diluted profit (loss) per common share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	3,749,866,975	1,173,356,216

The accompanying notes are an integral part of these consolidated financial statements.

LEFT BEHIND GAMES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE TWO YEARS ENDED MARCH 31, 2011

												Additional		Total
	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit

Balances, April 1, 2009 (Restated)	516,539,175	$516,539	3,586,246	$3,586	11,080,929	$11,081	-	$-	-	$-	$-	$40,031,269	$(44,054,471)	$(3,491,996)
Common shares issued to third parties for services	236,666,654	236,667	-	-	-	-	-	-	-	-	-	1,435,540	-	1,672,207
Common shares issued for cash	588,964,996	588,965	-	-	-	-	-	-	-	-	24,500	715,916	-	1,329,381
Common shares for settlement of debt and accounts payable	511,316,043	511,316	-	-	-	-	-	-	-	-	-	6,255,355	-	6,766,671
Common shares issued to employees for services	6,000,000	6,000	-	-	-	-	-	-	-	-	-	124,668	-	130,668
Preferred Series D shares issued for services	-	-	-	-	-	-	-	-	110	-	-	3,385,005	-	3,385,005
Preferred Series C shares issued for services	-	-	-	-	-	-	10,000	10	-	-	-	-	-	10
Conversion of Preferred Series D to common stock	151,500,000	151,500	-	-	-	-	-	-	(101)	-	-	(151,500)	-	-
Conversion of Preferred Series B to common stock	40,000	40	-	-	(40,000)	(40)	-	-	-	-	-	-	-	-
Convertible debt issued for services	-	-	-	-	-	-	-	-	-	-	-	8,523,500	-	8,523,500
Penalty payments received from shareholder for dilutive stock sales	-	-	-	-	-	-	-	-	-	-	-	777,669	-	777,669
Common shares issued for conversion of debt	280,000,000	280,000	-	-	-	-	-	-	-	-	-	(200,000)	-	80,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(21,327,855)	(21,327,855)

Balances, March 31, 2010 (Restated)	2,291,026,869	2,291,027	3,586,246	3,586	11,040,929	11,041	10,000	10	9	-	24,500	60,897,422	(65,382,326)	(2,154,740)
Common shares issued to third parties for services	629,223,486	629,223	-	-	-	-	-	-	-	-	-	543,282	-	1,172,505
Common shares issued for cash	868,548,940	868,549	-	-	-	-	-	-	-	-	-	(129,622)	-	738,927
Common shares for settlement of debt and accounts payable	275,270,325	275,271	-	-	-	-	-	-	-	-	-	319,333	-	594,604
Common shares issued for conversion of debt	1,231,000,000	1,231,000	-	-	-	-	-	-	-	-	-	(895,063)	-	335,938
Convertible debt issued for services	-	-	-	-	-	-	-	-	-	-	-	3,128,000	-	3,128,000
Discount from beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Common shares issued for anti-dilution price protection	43,225,511	43,226	-	-	-	-	-	-	-	-	-	60,516	-	103,742
Conversion of Preferred Series B to common stock	3,150,400	3,150	-	-	(3,150,400)	(3,150)	-	-	-	-	-	-	-	-
Common shares issued for inventory	25,500,000	25,500	-	-	-	-	-	-	-	-	-	(16,500)	-	9,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,487,843)	(5,487,843)

Balances, March 31, 2011	5,366,945,531	$5,366,946	3,586,246	$3,586	7,890,529	$7,891	10,000	$10	9	$-	$24,500	$63,932,368	$(70,870,169)	$(1,534,868)

The accompanying notes are an integral part of these consolidated financial statements.

LEFT BEHIND GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended March 31,
	2011	2010
		(Restated)
Cash flows from operating activities:
Net loss	$(5,487,843)	$(21,327,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,424	29,091
Amortization of note discount	102	369,144
Common shares issued to third parties for services	1,172,505	1,672,207
Change in reserve for inventory obsolescence	50,643	-
Common shares issued to employees for services	-	130,668
Common shares issued for anti-dilution price protection	103,742	-
Loss on settlement of debt	78,092	4,975,333
Preferred Series D shares issued for services	-	3,385,005
Preferred Series C shares issued for services	-	10
Convertible debt issued for services	3,218,000	8,898,500
Changes in operating assets and liabilities:
Accounts receivable	6,915	(4,869)
Inventory	(197,108)	32,955
Prepaid expenses and other current assets	32,324	(112,134)
Intangibles and other assets	(39,899)	-
Accounts payable	369,606	189,585
Deferred income	659	(39)
Accrued expenses	(86,391)	(307,778)
Net cash used in operating activities	(744,229)	(2,070,177)

Cash flows from investing activities:
Change in restricted cash	163	(30,000)
Purchases of property and equipment	(66,694)	-
Net cash used in investing activities	(66,531)	(30,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	45,000	35,000
Penalty payments received from shareholder for dilutive stock sales	-	777,669
Common shares issued for cash	738,927	1,329,381
Net cash provided by financing activities	783,927	2,142,050

Net increase (decrease) in cash	(26,833)	41,873
Cash at beginning of period	48,013	6,140
Cash at end of period	$21,180	$48,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt	$335,938	$280,000
Common shares for settlement of debt and accounts payable	516,512	1,791,338
Common shares issued for inventory	9,000	-
Discount from beneficial conversion feature on debt	25,000	-
Conversion of Preferred Series D to common stock	-	151,500
Conversion of Preferred Series B to common stock	3,150	40

The accompanying notes are an integral part of these consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Left Behind Games Inc. and its wholly owned subsidiary, Left Behind Games, Inc. d/b/a Inspired Media Entertainment.

Risks and Uncertainties

We maintain our cash accounts with various financial institutions. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2011 and 2010, we did not have balances in excess of the FDIC insurance limit.

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

Software Development Costs

Research and development costs, which consist of software development costs, are expensed as incurred. Software development costs primarily include payments made to independent software developers under development agreements. Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for the development costs that have alternative future uses. We believe that the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. No software development costs have been capitalized to date.  No software development costs were expensed in the fiscal years ended March 31, 2011 and 2010.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.

Cost of Sales

Cost of sales consists of product costs, royalty expenses, license costs and inventory-related operational expenses.

Inventories

Raw materials, work in process and finished goods are stated at the lower of average cost or market.  Inventory is composed of finished computer games and parts for computer games, which are located in the warehouse located in our Temecula, California headquarters and also at our primary distributor, Synnex.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 5 years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statement of operations.

Royalties

Royalty-based obligations with content licensors are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold at the greater of the contractual rate or an effective royalty rate based on expected net product sales.

Our license agreements require payments of royalties to the licensors. The license agreements provide for royalties to be calculated as a specified percentage of sales. Royalties payable calculated using the agreement percentage rates are being recognized as cost of sales as the related sales are recognized. Guarantees advanced under the license agreement are recorded as a component of cost of sales during the period in which the Company is contractually obligated to make minimum guaranteed royalty payments.

During the years ended March 31, 2011 and 2010, we recorded our royalty expense in our cost of sales – intellectual property as follows:

	Fiscal Year Ended March 31,
	2011	2010
Left Behind License	$59,783	$3,196
Charlie Church Mouse License	600	10,155
Keys of the Kingdom License	13,155	5,706
Total Cost of Sales - intellectual Property Costs	$73,538	$19,057

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. As of March 31, 2011, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Income Taxes

We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Stock-Based Compensation

The Company follows ASC 718, “Accounting for Stock-Based Compensation" to account for stock-based compensation to employees. It defines a fair value based method of accounting for an employee stock option or similar equity instrument.

The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Restricted Cash

Restricted cash is comprised of $30,000 that we have deposited into an escrow account with a law firm.  We agreed to hold these funds in escrow as support for future compensation as a condition to hiring a key game developer.

Basic and Diluted Loss per share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the periods presented as the effect of warrants and convertible deferred salaries on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. If such amounts were included in diluted loss per share, they would have resulted in weighted average common shares of 582,151,442 and 688,596,363 for the years ended March 31, 2011 and 2010, respectively.

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

After considering (i) the limited sales history of our product, (ii) the limited business history with our primary channel partner and largest retail customer, (iii) the limited number of sales transactions, and (iv) the competitive conditions in the software industry, we determined that return privileges and price protection rights granted to our customers impacted our ability to reasonably estimate sales returns and future price concessions, and therefore, we were unable to conclude that our sales arrangements had a fixed and determinable price at the time our inventory was shipped to customers.

For sales to our primary channel partner and largest retail customer, we defer revenue recognition until the resale of the products to the end customers, or the “sell-through method.” Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the channel partner or retail customer as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income – product sales” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our primary channel partner or our largest retail customer to their end customers, we recognize previously deferred income as sales and cost of sales. As our primary channel partner and largest retail customer provided us with sporadic sell-through information during the fiscal year ended March 31, 2011, we only recognized as sales the cash received from those entities. Our primary channel partner confirmed our accounts receivable balance of $6,915 as of March 31, 2010 and also paid us that amount subsequent to March 31, 2010.  There was no accounts receivable balance as of March 31, 2011.

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

See Note 13 for additional information regarding our revenues.

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

During the fiscal year ended March 31, 2011, we had the following amounts deducted from revenue:

Samples	$2,499
Cost of presenting at vendor show	1,308
Retail program deductions	581
Defective allowance	97,201
Cost of games returned to distributor	130,478
Total Deductions	$232,067

During the fiscal year ended March 31, 2010, we had the following amounts deducted from revenue:

Manufacturing costs paid by our distributor	$32,332
Cost of presenting at vendor show	1,500
Retail program deductions	11,684
Cost of games returned to distributor	2,076
Total Deductions	$47,592

Customer Concentrations

During the year ended March 31, 2011, one customer accounted for 88% of net sales. In the year ended March 31, 2010, a different customer represented 15% of net sales.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place. During the year ended March 31, 2011 and 2010, the Company expensed $132,856 and $0 of advertising costs.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have incurred net losses of $5,487,843 and $21,327,855 during the years ended March 31, 2011 and 2010, respectively, and had an accumulated deficit of $70,870,169 at March 31, 2011. In addition, we used cash in our operations of $744,229 and $2,070,177 during the years ended March 31, 2011 and 2010, respectively.

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

NOTE 4 - INVENTORIES

Inventories consisted of the following at March 31, 2011 and 2010:

	2011	2010
Raw Materials	$21,237	$86,616
Finished Goods	333,885	62,398
Subtotal	355,122	149,014
Less: reserve for obsolescence	(50,643)	-
Total Inventories	$304,479	$149,014

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2011 and 2010:

	2011	2010
Office furniture and equipment	$10,799	$2,764
Leasehold improvements	1,889	839
Computer equipment	195,089	137,480
	207,777	141,083

Less accumulated depreciation	(155,349)	(120,925)

Property and equipment, net	$52,428	$20,158

Depreciation expense for the years ended March 31, 2011 and 2010 was $34,424 and $29,091, respectively.

NOTE 6 - INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$2,981,000	$2,661,000
Less valuation allowance	(2,981,000)	(2,661,000)

Net deferred tax assets	$--	$--

As of March 31, 2011 and 2010, we had net operating loss carry-forwards of approximately $8,518,000 and $7,603,000 available to offset future taxable Federal and state income. The Federal and state net operating loss carryforwards expire at various dates through 2026 and 2031, respectively.  The Company has no uncertain tax positions under ASC 740-10.

Section 382 of the Internal Revenue Code may limit utilization of our Federal and California net operating loss carryforwards upon any change in control of the Company.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue ten billion (10,000,000,000) shares of common stock, $0.001 par value per share. The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock. In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights.

During the fiscal year ended March 31, 2011, we completed the following transactions involving our common stock:

-

we raised net proceeds of $738,927 from the sale of 868,548,940 shares of our common stock

-

we issued to independent third parties 629,223,486 shares of common stock for services provided, valued at $1,172,505. All shares issued to third parties during the year were fully vested and non-forfeitable on the date of grant, resulting in the entire amount of $1,172,505 being expensed during fiscal 2011

-

we issued 275,270,325 shares of common stock with a fair value of $594,604 for settlement of notes payable and accounts payable with a carrying value of $516,512.  The difference between the fair value of the common stock and the carrying value of the payables settled of $78,092 was recorded as a loss on settlement of debt

-

we issued 1,231,000,000 shares of common stock for conversion of $335,938 of debt originally issued under consulting arrangements described in Note 13

-

we issued 43,225,511 shares of common stock with a fair value of $103,742 to certain private placement investors for anti-dilution price protection.  The anti-dilution provisions of their original subscription agreements expired in September of 2010

-

we issued 3,150,400 shares of common stock for the conversion of an equivalent number of shares of preferred stock – series B

-

we issued 25,500,000 shares of common stock with a fair value of $9,000 for inventory

During the fiscal year ended March 31, 2010 we completed the following transactions involving our common stock:

-

we raised net proceeds of $1,329,381 from the sale of 588,964,996 shares of our common stock

-

we issued to independent third parties 236,666,654 shares of common stock for services provided, valued at $1,672,207. All shares issued to third parties during the year were fully vested and non-forfeitable on the date of grant, resulting in the entire amount of $1,672,207 being expensed during fiscal 2010

-

we issued 511,316,043 shares of common stock with a fair value of $6,766,671 for settlement of notes payable and accounts payable with a carrying value of $1,791,338.  The difference between the fair value of the common stock and the carrying value of the payables settled of $4,975,333 was recorded as a loss on settlement of debt.  $2,770,899 of the $4,975,533 loss related to induced conversions on convertible notes payable where we issued more shares than were required under the original note agreements.  The loss on these induced conversions of $2,770,899 is included in interest expense in the consolidated statement of operations.

-

we issued 280,000,000 shares of common stock for conversion of $80,000 of debt originally issued under consulting arrangements described in Note 13

-

we issued 6,000,000 shares of common stock with a fair value of $130,668 to an employee for services provided

-

we issued 40,000 shares of common stock for the conversion of an equivalent number of shares of preferred stock – series B

-

we issued 151,500,000 shares of common stock for the conversion of 101 shares of preferred stock – series D

Preferred Stock

We are authorized to issue Sixty Million (60,000,000) shares of $0.001 par value preferred stock of which 3,586,245 preferred A shares, 7,890,529 preferred B shares, 10,000 preferred C shares and 9 preferred D shares are issued and outstanding as of March 31, 2011.   The various series of preferred stock do not have any dividend rights.

Preferred A and B shares are convertible on a one for one basis with our common stock at the sole discretion of the holder. Each preferred A share vote is equal to one common stock vote. The preferred stock is entitled to preference over the common stock with respect to the distribution of our assets in the event of our liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of our assets of among the shareholders for the purpose of winding-up our affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock. The holders of series A preferred stock have a liquidation preference equal to the sum of the converted principal, accrued interest and value of converted common stock, aggregating $188,500 at March 31, 2011 and March 31, 2010, respectively.

The authorized number of shares of Series C Preferred Stock is Ten Thousand (10,000). The holders of the Series C Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. Series C Preferred Shares have an aggregate liquidation preference of $100.  During the year ended March 31, 2010, we issued 10,000 shares of Series C Preferred Stock with a fair value of $10 to our chief executive officer for services provided.

According the Certificate of Designations for the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock.  The ownership of the Series C Preferred Stock gives our CEO the voting equivalency of 10 billion shares plus his other voting securities that he might own from time to time

The authorized number of Series D Preferred Stock is One Thousand (1,000). The holders of the Series D Preferred Stock shall be entitled to vote on all matters to be voted upon by the holders of the Company’s common stock and each share shall have the voting equivalent of one million (1,000,000) shares of common stock. Each holder of Series D Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Stock is first issued, to convert each share of Series D Stock into one million (1,000,000) fully-paid and non-assessable shares of the Company’s common stock.  During the year ended March 31, 2010, we issued 110 shares of Series D Preferred Stock with a fair value of $3,385,005 to our directors for services provided.

NOTE 8 - STOCK WARRANTS

From time to time, we issue warrants pursuant to equity financing arrangements.

The fair value of each warrant granted during the years ended March 31, 2011 and 2010 to consultants and other service providers is estimated using the Binomial Lattice option-pricing model on the date of grant.

The following table represents a summary of the warrants outstanding at March 31, 2011 and 2010 and changes during the years then ended:

	2011		2010
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	5,868,750	$0.05	7,677,732	$0.12
Issued	--	--	--	--
Expired/forfeited	(5,868,750)	0.05	(262,107)	2.23
Exercised	--	--	(1,546,875)	0.05
Outstanding and exercisable, end of year	--	$--	5,868,750	$0.05
Weighted average fair value of warrants issued		$--		$--

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

Antidilution Rights for Common Stock

In 2004, we entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services. The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in LBG does not fall below one percent (1%) of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue that amount of stock to Charter Financial Holdings, LLC to maintain their ownership percentage. Charter Financial Holdings, LLC is not required to pay additional consideration for those shares. We record the fair value of the additional shares of common stock issued under this provision as consulting expense in the period they are earned.  During fiscal 2011, we issued 35,063,042 shares of common stock with a fair value of $69,998 under this provision.  During fiscal 2011, we issued 16,901,207 shares of common stock with a fair value of $294,879 under this provision.

Employment Agreements

We have entered into employment agreements with of our chief executive officer. This contract provides for minimum annual salaries and is renewable annually. In the event of termination of this employment agreement by LBG without cause, we would be required to pay continuing salary payments for specified periods in accordance with the employment contract. Effective October 2009, our CEO, Troy Lyndon, had chosen not to receive a salary. However, the Board of Directors agreed on February 13, 2011 to provide him a base salary of $5,000 per month on a going-forward basis.

Leases

We operate in a 4,355 square foot sales and distribution facility in Temecula, California under a sublease agreement through October 2011. Its cost is $2,919 per month. Our lease ends each October and is renewable each year for 2 years at a similar lease rate.

Our commitments under the rent agreements for the next four fiscal years are as follows:

OPERATING LEASE COMMITMENTS

	FISCAL YEAR ENDED MARCH 31,
	2012	2013	2014	2015
Sales and distribution facility	$20,433	$--	$--	$--

Total Lease Commitments	$20,433	$--	$--	$--

Previously, our corporate offices consisted of a 3,500 square foot facility on 29995 Technology Drive in Murrieta, California under a lease agreement through May 2010. Its cost is $7,545 per month, with annual increases of four percent (4%). We abandoned that facility in March 2008 and in a legal settlement, our former landlord applied our $45,270 deposit to resolve the amount owed.

Left Behind License

On October 11, 2002, the publisher of the Left Behind book series granted us an exclusive worldwide license to use the copyrights and trademarks relating to the storyline and content of the books in the Left Behind series of novels for the manufacture and distribution of video game products for personal computers, CD-ROM, DVD, game consoles, and the Internet.

The license requires us to pay royalties based on the gross receipts on all non-electronic products and for electronic products produced for use on personal computer systems, and a smaller percentage of the gross receipts on other console game platform systems. According to the license agreement, within 30 days from the end of each month, the Company shall provide royalties to licensor based upon its agreement for the preceding month. Additionally, the license term of 3 years automatically renews to additional terms in perpetuity.

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

Keys of the Kingdom License

On May 20, 2008, we acquired the publishing and distribution rights to the PC game, Keys of the Kingdom. This new game features brain-teasing dynamics and inspirational scriptures. We agreed to pay the author a royalty of fifteen percent of gross margin collected from our customers.

Integrity Music License

We have a licensing agreement for songs distributed through Integrity Music. According to the license agreement, the term it has acquired is for the life of the product (Praise Champion) and beyond the initial 5,000 unit advance, we shall pay a 10% royalty for all music in each game title which uses the licensed music.

Payroll Taxes

As of March 31, 2011 and 2010, we owed accrued payroll taxes of $326,294 and $270,705, respectively, to various governmental authorities. This is a significant offense with the US government to which we may face significant penalties and operations could be harmed should the US government wish to enforce its rights to collect the payroll taxes and that our officers and directors, both past and present, are potentially liable for penalties.

Rule 144

We had arrangements with two consultants (see Note 13) which were terminated with an effective date of September 30, 2010. We are evaluating the structure of these consulting agreements to determine whether or not the consulting arrangement complied with the SEC rules & regulations. Accordingly, we have hired legal counsel to evaluate the agreement and request an interpretation from the SEC to ensure that there was no violation of the SEC rules or regulations.

Litigation

We are subject to litigation from time to time in the ordinary course of our business.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

NOTE 10 - NOTES PAYABLE &CONVERTIBLE DEBT

During the fiscal years ended March 31, 2011 and 2010 we entered into several borrowing arrangements. The amounts borrowed under those arrangements are included in notes payable and convertible debt in the accompanying consolidated balance sheet.

Notes payable consist of the following at March 31, 2011:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Individual loans	$20,000	$--	$20,000
Total notes payable	$20,000	$--	$20,000

Convertible debt consisted of the following at March 31, 2011:

	Face Amount of
	Convertible Debt	Note Discounts	Convertible Debt
Convertible debt from services (see Note 13)	$34,064	$--	$34,064
2 year convertible notes	25,000	(24,898)	102
Total notes payable	$59,064	$24,878	$34,166

During the fiscal year ended March 31, 2011, we recorded $20,305 of interest expense related to the contractual coupons of our notes payable and $102 from amortization of debt discounts on our convertible notes for a total of $20,408.

During fiscal 2011, the Company settled all of its notes payable that were outstanding as of March 31, 2010 through issuances of common stock.  See Note 8.

Notes payable consist of the following at March 31, 2010:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Individual loans (in default)	$95,737	$--	$95,737
Total notes payable	$95,737	$--	$95,737

Convertible debt consisted of the following at March 31, 2010:

	Face Amount of
	Convertible Debt	Note Discounts	Convertible Debt
Convertible debt from services (see Note 13)	$295,000	$--	$295,000
1 year convertible notes (in default)	81,361	--	81,361
3 year convertible notes	6,200	--	6,200
Total notes payable	$382,561	$--	$382,561

During the fiscal year ended March 31, 2010, we recorded $200,106 of interest expense related to the contractual coupons of our notes payable and $369,144 from amortization of debt discounts on our convertible notes for a total of $569,250.

At March 31, 2010, $95,737 of our individual loans were in default and out 1 year convertible notes were in default.

Future minimum principal payments required under our notes payable are as follows:

Year Ending March 31,	Principal Amount
2012	$79,064
$79,064

Individual Loans

On March 15, 2011, the Company issued a $20,000 promissory note to an investor.  The investor is the same consultant that received convertible debt for services described in Note 13.  The note bears interest at 5% and is due in six months. During that same fiscal year, we settled $64,800 of our Individual Loans to common stock and exchanged an individual loan in the amount of $55,937 for a 2 Year Convertible Note.  The exchange was accounted for as an extinguishment of debt.  No loss was recognized on the extinguishment.  As a result of these conversions and transfer, we no longer had an Individual Loans in default as of March 31, 2011.  We had accrued $3,047 in interest related to the Individual Loans as of March 31, 2011.

During the fiscal year ended March 31, 2010, the noteholders agreed to convert $65,788 of the Individual Loans to common stock.  Additionally, we borrowed $25,000 from a different shareholder. At March 31, 2010 we were in default on $95,737 of the original Individual Loans and are not in default on the more recently funded $25,000 Individual Loan.  We had accrued $98,549 in interest related to the Individual Loans as of March 31, 2010.

One Year Convertible Notes Payable

During the fiscal year ended March 31, 2009, we borrowed $700,325 from certain shareholders under short term promissory notes (“One Year Notes Payable”).

During the fiscal year ended March 31, 2010, certain noteholders agreed to convert $653,964 of the One Year Notes Payable to common stock and another investor funded a new loan of $35,000, this resulted in a balance of $81,361 at March 31, 2010. The interest rate associated with the One Year Notes Payable is the 15% default interest rate. At March 31, 2010, we were in default on these short-term notes. We had accrued $47,607 in interest related to the One Year Notes Payable as of March 31, 2010.

During the fiscal year ended March 31, 2011, the remaining note holder converted his principal balance of $81,361 to common stock.

Two Year Convertible Notes Payable

During the fiscal year ended March 31, 2011, we borrowed $25,000 under a Two Year Convertible Note Payable from an individual and converted $60,000 in a Two Year Convertible Note Payable to common stock.  Due to the beneficial conversion feature (“BCF”) relating to the $25,000 Two Year Notes Payable that funded during fiscal 2011, we recorded a discount associated with the BCF of $25,000 and we are amortizing that discount over the terms of the note using the effective interest method.

Three Year Convertible Notes Payable

During the fiscal year ended March 31, 2009, we borrowed $92,675 from certain shareholders under promissory notes (“Three Year Notes Payable”).  During the fiscal year ended March 31, 2010, certain noteholders agreed to convert $86,475 of the Three Year Notes Payable to common stock; this resulted in a balance of $6,200 at March 31, 2010.  At March 31, 2010 we had accrued $7,144 in interest related to the Three Year Notes Payable.  During the fiscal year ended March 31, 2011, the two remaining note holders agreed to convert the remaining principal balance of $6,200 to common stock.

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

The $101,060 in deferred revenue shown on the March 31, 2011 consolidated balance sheet also includes $1,060 in cash collected through our on-line store sales during the month of March 2011 since our policy is to offer our on-line customers the right to return games for up to one month.

NOTE 12 – NOTE RECEIVABLE

We provided several no-interest short-term loans to another Christian videogame developer, Digital Praise, Inc., a California corporation (“DP”), to assist them with their working capital requirements. As of March 31, 2011, DP owed us $202,222.  We fully reserved for this note receivable as of March 31, 2010 as we consider its collectibility to be doubtful as a result of Digital Praise’s inability to pay in the foreseeable future.  This expense was included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 13 – CONVERTIBLE DEBT ISSUED FOR SERVICES AND SALES TO CONSULTANT

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

During the year ended March 31, 2010, the Company received $777,669 under this provision.  The Company recorded these fees against additional paid-in capital.

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

Accounting

In determining the fair value of the convertible debt issued for services, the Company followed guidance in ASC 470-20-30 “Convertible Instruments Issued to Nonemployees for Goods and Services.”  Under ASC 470-20-30, convertible instruments issued for services are to be valued using the measurement date as determined under ASC 505-50 “Equity-Based Payments to Non-Employees.”  In addition, ASC 470-20-30 provides guidance on determining fair value of convertible instruments issued for services as follows: (1) Fair value of services if determinable (2) Cash received for similar convertible instruments sold to unrelated parties or (3) At a minimum, the value of the equity that could be received if the instrument were converted.  The Company determined that the fair value of the common stock that could be received if the debt were converted was the best measure of fair value in the above transactions.  Accordingly the value of the underlying common stock on the measurement date, as determined by ASC 505-50, was used to determine the fair value of the convertible debt.  The Company estimated the fair value of the convertible notes issued to the consultants for services during the years ended March 31, 2011 and 2010 to be $3,218,000 and $8,898,500, respectively and recorded this amount as consulting expense.  During the years ended March 31, 2011, $335,938 of the convertible debt was converted into 1,231,000,000 shares of common stock and the consultants had an outstanding convertible debt balance of $34,063. During the year ended March 31, 2010, $80,000 of the convertible debt was converted into 280,000,000 shares of common stock and the consultants had an outstanding convertible debt balance of $295,000.

The arrangements with consultants #1 and #2 were terminated with an effective date of September 30, 2010. The company is evaluating the structure of these consulting agreements to determine whether or not the consulting arrangement complied with the SEC rules & regulations. Accordingly, the Company has hired legal counsel to evaluate the agreement and request an interpretation from the SEC to ensure that there was no violation of the SEC rules or regulations.

Sales to Consultant #1

During the year ended March 31, 2011, the Company recorded $1,385,649 of revenues from Lighthouse Distributors, Inc., a Company owned by Consultant #1.  These sales transactions were not related to the original consulting agreements and were not contemplated at the time the consulting agreements were entered into.

NOTE 14 - RESTATEMENT

We have restated our financial statements for the fiscal year ended March 31 2010, previously filed on July 14, 2010, and to correct certain general and administrative expenses related to a consulting arrangement during the fiscal year ended March 31, 2010 (see Note 13).  Except for the foregoing matters, no other information included in our original Form 10-K for the fiscal year ended March 31, 2010, is amended by this Form 10-K.

The following table shows the impact of this restatement on our consolidated statement of operations and consolidated balance sheet:

CONSOLIDATED STATEMENT OF OPERATIONS

Fiscal Year Ended March 31, 2010

	Previously Reported	Adjustments		Restated
Revenues	$111,572	$3,791	(1)	$115,363

Costs and expenses:
Cost of sales – product costs	46,645	11,737	(1)	58,382
Cost of sales – intellectual property costs	19,057	-		19,057
Wages and compensation – employees and directors	4,110,541	41,500	(2)	4,152,041
Consulting and professional fees	1,955,517	9,442,398	(3)	11,397,915
General and administrative	1,038,790	-		1,038,790
Product development	140,307	1,460,500	(4)	1,600,807
Operating loss	(7,199,285)	(10,952,344)		(18,151,629)

Other income (expense)	(637,715)	(2,538,511)	(5)	(3,176,226)
Net loss	$(7,837,000)	$(13,490,855)		$(21,327,855)

Basic and diluted loss per share:
Loss per share	$(0.01)	$(0.01)		(0.02)
Weighted average common shares	1,173,356,216	-		$1,173,356,216

(1) To correct sales and cost of sales.

(2) To correct wages and compensation expenses that were understated previously.

(3) To correct consulting and professional fees expenses to properly reflect the costs of consulting arrangements and to record corrections to accrued liabilities for items that were overstated previously.

(4) To correct product development expenses to properly reflect the costs of product development-related consulting arrangements and to record corrections to accrued liabilities for items that were overstated previously.

(5) To remove previous reserve against note receivable of $101,000 and to increase interest expense by $2,639,622 to reflect the induced conversions of certain notes payable to common stock.

CONSOLIDATED BALANCE SHEET

March 31, 2010

	Previously Reported	Adjustments		Restated
ASSETS:
Cash	$56,677	$(8,664)	(1)	$48,013
Restricted cash	30,000	163	(2)	30,163
Accounts receivable	6,915	-		6,915
Inventories	148,058	956	(2)	149,014
Prepaid royalties and other current assets	36,474	85,939	(3)	122,413
Current assets	278,124	78,394		356,518
Property and equipment, net	68,290	(48,132)	(4)	20,158
Intangible assets, net	85,938	(85,938)	(5)	-
Note receivable, net	101,111	(101,111)	(6)	-
Other assets	5,927	-		5,927
Total assets	$539,390	$(156,787)		$382,603

LIABILITIES & STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$2,350,525	$(662,586)	(8) (3)	$1,687,939
Convertible debt issued for services	-	295,000	(7)	295,000
Payroll liabilities payable	161,104	109,601	(8)	270,705
Notes payable, net of discounts	208,538	(25,240)	(10)	183,298
All other liabilities	78	100,323	(9)	100,401
Total liabilities	2,720,245	(182,902)		2,537,343

Stockholders’ deficit:
Series A preferred stock	3,586	-		3,586
Series B preferred stock	11,041	-		11,041
Series C preferred stock	-	10	(11)	10
Common stock	2,280,419	10,608	(10)	2,291,027
Treasury stock	24,500	-		24,500
Additional paid-in capital	47,338,235	13,559,187	(7)	60,897,422
Accumulated deficit	(51,838,636)	(13,543,690)	(7), (8), (5)	(65,382,326)
Stockholders’ deficit	(2,180,855)	26,115		(2,154,740)
Total liabilities and stockholders’ deficit	$539,390	$(156,787)		$382,603

(1) To correct cash that was overstated previously.

(2) To correct restricted cash and inventories that were understated previously.

(3) To correct prepaid royalties and other current assets that were understated previously.

(4) To increase accumulated depreciation that was understated.

(5) To write off intangible assets.

(6) To write off an uncollectible note receivable.

(7) To correct general and administrative expenses to properly reflect the costs of consulting arrangements.

(8) To correct wage and salary expense that was understated previously and to record corrections to accrued liabilities for items that were overstated previously.

(9) To reclass $100,323 in deferred revenue from accounts payable and accrued expenses to other liabilities.

(10) To correct notes payable as an equity investment was previously recorded as a note payable.

(11) To recognize the par value of series C preferred stock that was previously recorded in additional paid-in capital.

NOTE 15 - SUBSEQUENT EVENTS

From April 1, 2011 through July 31, 2011, we borrowed a total of $158,000 from a third party. The loans bear interest at 5% per annum and are due within six months from the date of the note.

From May 1, 2011 through June 30, 2011, we borrowed a total of $25,000 from a third party. The loans bear interest at 10% per annum and are due within two years from the date of the note.

From April 1, 2011 through July 31, 2011, we received $205,812 in net proceeds from the sale of 733,314,805 shares of common stock to accredited investors.

From April 1, 2011 through July 31, 2011, we issued 173,737,374 shares to consultants and contractors for services rendered through July 31, 2011.

From April 1, 2011 through July 31, 2011, we issued 40,000,000 shares to debt and convertible note holders for the conversion of debt and accrued interest.

From April 1, 2011 through July 31, 2011, we issued 56,250,000 shares to employees as bonuses.

From April 1, 2011 through July 31, 2011, we issued 1,306,258,009 to shareholders of convertible warrants that were issued subsequent to March 31, 2011.

As of July 15, 2011, we are in the process of restructuring our purchase of the assets of MyPraize, LLC, due to the company’s inability to pay for the cash compensation of the acquisition agreement. MyPraize, LLC has indicated in writing a desire for such restructuring to provide us an additional 9 months to provide such cash necessary to complete the monetary compensation of the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed by the Company, on January 19, 2011, the Board of Directors of the Company dismissed J. Crane CPA, P.C. (“Crane”) as the Company’s independent registered public account firm.

On January 19, 2011, the Public Company Accounting Oversight Board (“PCAOB”) issued a Final Order revoking Crane’s registration with the PCAOB.  The revocation of Crane’s registration with the PCAOB became effective as of January 19, 2011.

Crane served as the certifying accountant for the Company's financial statements for the two fiscal years of the Company ended March 31, 2009 and 2010. Except as noted below, Crane’s audit reports for such two years (i.e., March 31, 2009 and 2010) did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

Crane’s audit reports, dated June 16, 2009 and July 14, 2010, on the Company’s financial statements for the fiscal years ended March 31, 2009 and March 31, 2010, respectively, contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

During the Company’s the fiscal years ended March 31, 2009 and 2010 and the subsequent interim periods preceding the Company’s dismissal of Crane, there were no disagreements with Crane on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crane would have caused it to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" of the nature described in Item 304(a)(1)(v), paragraphs (A) through (D), of Regulation S-K.

On January 20, 2011, the Company engaged Malone Bailey LLP (“Malone Bailey”) as the Company's independent public accountants. Malone Bailey was engaged to audit the Company's financial statements for the fiscal years ending March 31, 2011 and March 31, 2010, and to review the Company's unaudited financial statements for interim periods, commencing with the quarter ended June 30, 2010.

Prior to the Company’ engagement of Malone Bailey, neither the Company, nor anyone acting on its behalf, consulted Malone Bailey with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Malone Bailey concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our Company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

■

INSUFFICIENT RESOURCES. We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

■

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

■

LACK OF AUDIT COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS: We do not have a functioning audit committee of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.   The Board will consider appointing an audit committee consisting of at least three independent directors in the future.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

From on April 1, 2011 to July 15, 2011, we issued an aggregate of 2,468,209,683 shares of common stock without registration under the Securities Act of 1933, as amended:

An aggregate of 56,250,000 shares were issued to employees in consideration for services rendered were issued pursuant to Section 4(2) of the Securities Act due to the fact that the issuances were isolated issuances and did not involve a public offering of securities.

An aggregate of 160,959,596 shares were issued to consultants and contractors in consideration for services rendered were issued pursuant to Section 4(2) of the Securities Act due to the fact that the issuances were isolated issuances and did not involve a public offering of securities.

An aggregate of 651,784,935 shares were sold to a total of 13 “accredited investors” for an aggregate cash consideration of $193,312 were issued pursuant to Section 4(2) of the Securities Act due to the fact that the issuances were isolated issuances and did not involve a public offering of securities.

An aggregate of 1,199,115,152 shares were issued pursuant to the exercise of cashless warrants issued pursuant to Section 4(2) of the Securities Act due to the fact that the issuances were isolated issuances and did not involve a public offering of securities.

An aggregate of 400,100,000 shares were issued pursuant to the conversion of debt and convertible notes pursuant to Section 4(2) of the Securities Act due to the fact that the issuances were isolated issuances and did not involve a public offering of securities.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 31, 2011 include the following persons:

Name	Age	Position
Troy A. Lyndon	46	Chairman & Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

Richard Knox, Sr.	73	Director

Richard Knox, Jr.	51	Director

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

Family Relationships

Our two outside directors have a father-son relationship

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to us and filings made with the SEC, we believe that, during the fiscal year ended March 31, 2011, Section 16(a) filing requirements applicable to its directors, officers, and greater than ten percent (10%) beneficial owners were complied with.

Code of Ethics

We have a Code of Ethics which governs our employees’ and management’s behavior.

Nominating Committee

We currently do not have a standing nominating committee. Our board only consist three directors and as such, acts in the capacity of the nominating committee.

Audit Committee

We currently do not have a standing audit committee. Our board only consist three directors and as such, acts in the capacity of the audit committee.

Financial Expert

None of our board members qualify as a “financial expert” as defined in the 2002 Sarbanes Oxley Act. As our Company and Board grow, we intend to establish an independent audit committee and designate a member of such committee to be a “financial expert.”

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

Our Board and management currently have a consensus on policies or guidelines with respect to compensation to be paid to our executive officers. In general, our Board believes that a greater percentage of the compensation of the most senior members of our management should be performance-based. In future fiscal years, our Board anticipates adopting more formal and structured compensation policies and programs, including the formation of a compensation committee. At such time, our Board will endeavor to implement policies designed to attract, retain and motivate individuals with the skills and experience necessary for us to achieve our business objectives. These policies will also serve to link pay with measurable performance, which, in turn, should help to align the interests of our executive officers with our shareholders.

Our Board meets in-person several times per year. It also meets as necessary, either in person or via telephone to discuss compensation and other issues. It met nineteen (19) times during the past fiscal year. Our Board works with our management in carrying out its responsibilities.

Base Salary

Our Chief Executive Officer - Update

Effective October 2009, our CEO, Troy Lyndon, had chosen not to receive a salary. However, the Board of Directors agreed on February 13, 2011 to provide him a base salary of $5,000 per month on a going-forward basis.

Bonus Compensation

We have not historically paid any automatic or guaranteed bonuses to our executive officers. However, certain officers have bonus components in connection with their performance.

Equity Compensation

Our Board plans to begin granting equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. We implemented the 2006 Stock Incentive Plan in January 2007 (the “Plan”). All stock authorized for such plan has been issued and accordingly, we did not grant any options to our executive officers or employees under this plan in the fiscal year ended March 31, 2011.

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

Deferred Compensation

In the fiscal year ended March 31, 2011, no deferred compensation was paid to our officers or directors.

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

(b) Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended March 31, 2011 and March 31, 2010 or that was earned by our CEO and our other former employees or officers is detailed in the following table.

Name and Principal Position	Year	Salary	Stock Awards(1)(2)	All Other Compensation	Total
Troy A. Lyndon	2011	$10,000	$--	$--	$10,000
Chairman and Chief Executive Officer	2010	$152,456	$3,270,100	$--	$3,389,725

______________________

(1)  Stock grant (conditional issuance; present day value of $285,000); stock to be returned under  certain circumstances)

(2) Stock grants are valued as of the grant date.

(c) Narrative Disclosure to Summary Compensation Table

See above.

(d) Outstanding Equity Awards at Fiscal Year-End Table

None

(e) Additional Narrative Disclosure

None

(f) Compensation of Directors

Richard Knox, Jr. was paid a one-time issuance of 10 Series D Preferred Shares (convertible into 10 million common stock shares) on September 28, 2009.  During the fiscal year ended March 31, 2011, we paid an aggregate of $30,280 to Richard Knox, Jr.  During the fiscal year ended March 31, 2010, we paid an aggregate of $12,000 to Richard Knox, Jr.

We reimburse our directors for costs incurred by them in connection with attending our board meetings.  However, for the fiscal year ended March 31, 2011, we had no such reimbursements.

Directors Compensation Program

Currently, our directors do not receive compensation. It is anticipated, however, that each of our directors will receive compensation at some point in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 19, 2011 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the SEC pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of July 31, 2010 by each of the individual directors and executive officers and by all directors and executive officers as a group.

The table below sets forth all persons (including any group) who are known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned (1)	Percentage of Class (3)(4)

Troy A. Lyndon (1)(4)	Common Stock	113,027,378	1.47%
CEO & Chairman of the Board	Series C Preferred	10,000	100%
25060 Hancock, Suite 103 Box 110
Murrieta, California 92562

Richard Knox, Sr. (1)	--	--
Director of the Board	--	--

Richard Knox, Jr. (1)(5)	Common Stock	9,305,714	*
Director of the Board	Series D Preferred	9	100%
25060 Hancock Ave., Suite 103 Box 110
Murrieta, CA 92562

Demos Pappasavvas (1)(3)	Common Stock	400,637,393	5.22%
25060 Hancock Ave., Suite 103 Box 110	Series B Preferred	2,310,466	29.30%
Murrieta, CA 92562

Peter Quigley (1)(3)	Common Stock	286,968,907	3.74%
25060 Hancock Ave., Suite 103 Box 110	Series B Preferred	3,350,000	42.50%
Murrieta, CA 92562

Martin MacDonald (1)(3)	Common Stock	51,322,500	*
25060 Hancock Ave., Suite 103 Box 110	Series B Preferred	1,613,750	20.50%
Murrieta, CA 92562

All Officers & Directors As a Group (3 Persons)(1)(2)(3)(4)(5)	Common Stock	122,333,092	1.22%
	Series A Preferred	0	-%
	Series B Preferred	0	-%
	Series C Preferred	10,000	100%
	Series D Preferred	9	100%

______________________

(1)

Based on 7,676,505,719 shares of Common Stock issued and outstanding as of July 31, 2011.

(2)

Based on 3,586,245 shares of Series A Preferred Stock issued and outstanding.

(3)

Based on 7,890,529 shares of Series B Preferred Stock issued and outstanding.

(4)

Based on 10,000 shares of Series C Preferred Stock issued and outstanding. Each shares of Series C Preferred Stock is entitled to 1,000,000 votes.

(5)

Based on nine shares of Series D Preferred Stock issued and outstanding.

Changes in Control

We have not entered into any arrangements which may result in a change in our control nor are we aware of any.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2010 and March 31, 2011 for professional services rendered by J. Crane CPA, P.C. were as follows:

	Year Ended March 31
	2011*	2010
Audit Fees and Audit Related Fees	$9,000	$45,200
Tax Fees	-	--
All Other Fees	-	-
Total	$9,000	$45,200

*We terminated our relationship with J. Crane CPA, P.C. on January 19, 2011.

The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2010 and March 31, 2011 for professional services rendered by Malone Bailey LLP were as follows:

	Year Ended March 31
	2011*	2010
Audit Fees and Audit Related Fees	$54,000	$30,000
Tax Fees	-	--
All Other Fees	-	--
Total	$54,000	$30,000

* We engaged Malone Bailey LLP on January 20,2011

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We did not use J. Crane CPA or Malone Bailey LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We did engage J. Crane CPA or Malone Bailey LLP to provide compliance outsourcing services.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by J. Crane CPA and Malone Bailey LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:

3.1	Articles of Incorporation dated March 29, 1961 (2)

3.2	Amendment to Articles of Incorporation dated August 20, 1962 (2)

3.3	Amendment to Articles of Incorporation dated October 17, 1977 (2)

3.4	Amendment to Articles of Incorporation dated June 15, 1999 (2)

3.5	Amended and Restated Articles of Incorporation dated January 30, 2004 (2)

3.6	Amendment to Articles of Incorporation dated September 28, 2009 (3)

3.7	Bylaws (2)

4.1	Certificate of Designations of Series C Preferred Stock (4)

4.2	Certificate of Designations of Series D Convertible Preferred Stock (4)

10.1	Share Exchange Agreement (1)

10.2	Employment Agreement with Troy A. Lyndon (1)

10.3	Addendum dated June 2, 2004 to Employment Agreement with Troy A. Lyndon (1)

10.4	Addendum dated February 1, 2005 to Employment Agreement with Troy A. Lyndon (1)

10.5	Distribution Agreement with COKeM International (2)

10.6	Articles of Merger, effective January 17, 2011, between Left Behind Games, Inc., a Washington corporation, and Left Behind Games, Inc., a Nevada corporation

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (2)

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Form 8-K filed on February 10, 2006

(2) Incorporated by reference from Form 10-SB filed on February 23, 2004

(3) Incorporated by reference from Form 10-Q for the quarter ended September 30, 2009 filed on November 18, 2009

(4) Incorporated by reference from Form 8-K filed on September 28, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

August 4, 2011	By:	/s/ Troy A. Lyndon
Troy A. Lyndon Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

August 4, 2011	/s/ TROY A. LYNDON	Chief Executive Officer and Chairman
	Troy A. Lyndon	(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

August 4, 2011	/s/ RICHARD KNOX, JR.	Director
Richard Knox, Jr.

August 4, 2011	/s/ RICHARD KNOX, SR.	Director
Richard Knox, Sr.