Form 10-Q
period 2011-06-30
LEFT BEHIND GAMES INC.
filed 2011-08-22
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

With copies to:

Virginia K. Sourlis, Esq.

The Sourlis Law Firm

The Courts of Red Bank

130 Maple Avenue, Suite 9B2

Red Bank, New Jersey 07701

Virginia@SourlisLaw.com

Tel: (732) 530-9007

Fax: (732) 530-9008

www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐.   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  . No ☒

As of August 22, 2011, the Registrant had 8,379,641,409 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEFT BEHIND GAMES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30-Jun	31-Mar
	2011	2011
ASSETS
Current Assets
Cash	$24,616	$21,180
Restricted cash	100	30,000
Inventories, net	305,380	304,479
Prepaid royalties	27,538	27,538
Prepaid expenses and other current assets	61,105	62,551
Total current assets	418,739	445,748

Property and equipment, net	41,661	52,428
Intangible assets	9,899	9,899
Other assets	35,927	35,927
Total assets	$506,226	$544,002

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,667,253	$1,597,350
Payroll liabilities payable	349,474	326,294
Notes payable, net	156,380	54,166
Deferred revenue	100,423	101,060
Total current liabilities	2,273,530	2,078,870

Commitments and Contingencies	-	-

Stockholders' Deficit
Undesignated preferred stock, $0.001 par value, 39,989,000 shares authorized, none issued and outstanding	-	-
Series A convertible preferred stock, $0.001 par value; 3,586,245 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Series B convertible preferred stock, $0.001 par value; 16,413,755 shares authorized; 7,890,529 and 7,890,529 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	7,891	7,891
Series C preferred stock, $0.001 par value: 10,000 shares authorized, issued and outstanding as of June 30, 2011 and March 31, 2011	10	10
Series D convertible preferred stock, $0.001 par value; 1,000 shares authorized, 9 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	-	-
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 7,795,992,203 and 5,366,945,531 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	7,795,992	5,366,946
Treasury Stock	29,800	24,500
Additional paid-in capital	62,415,611	63,932,368
Accumulated deficit	(72,020,194)	(70,870,169)
Stockholders' deficit	(1,767,304)	(1,534,868)

Total liabilities and stockholders' deficit	$506,226	$544,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
Net revenues	$24,637	$39,894

Cost and expenses:
Cost of sales – product costs	5,412	13,241
Cost of sales – intellectual property costs	92	1,393
Selling, general and administrative	111,371	1,181,337
Consulting and professional fees	451,284	1,218,552
Wages and salaries	437,863	307,832
Product development	163,571	215,894
Total costs and expenses	1,169,593	2,938,249

Operating loss	(1,144,956)	(2,898,355)

Other income (expense):
Interest expense, net	5,069	14,447
Total other expense	5,069	14,447

Net profit (loss)	$(1,150,025)	$(2,912,802)
	-
Basic and diluted profit (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,258,713,268	2,567,152,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,150,025)	$(2,912,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,767	11,021
Amortization of note discount	264	-
Common shares issued to third parties for services	254,100	306,790
Common shares issued for anti-dilution price protection	59,614	103,742
Shares issued under warrant exercises	418,913	-
Interest paid in common stock	-	4,065
Convertible debt issued for services	-	2,227,000
Changes in operating assets and liabilities:
Accounts receivable	-	6,915
Inventory	(901)	2,557
Prepaid expenses and other current assets	1,446	47,614
Intangibles and other assets	-	6,228
Accounts payable	93,183	(238,809)
Deferred income	(637)	643
Accrued expenses	-	-
Net cash used in operating activities	(313,276)	(435,036)

Cash flows from investing activities:
Change in restricted cash	29,900	-
Purchases of property and equipment	-	(14,447)
Net cash used in investing activities	29,900	(14,447)

Cash flows from financing activities:
Proceeds from issuance of notes payable	147,000	25,000
Payments under notes payable	(20,000)	-
Common shares issued for cash	159,812	384,588
Net cash provided by financing activities	286,812	409,588

Net increase (decrease) in cash	3,436	(39,895)
Cash at beginning of period	21,180	56,677
Cash at end of period	$24,616	$16,782

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common shares issued for conversion of debt	$25,150	$-
Common shares for settlement of debt and accounts payable	-	109,200
Common shares issued for warrant conversion	1,159,115	-
Discount from beneficial conversion feature on debt	-	25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Left Behind Games, Inc., a Nevada corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games, Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company,” “LFBG,” “we,” “us,” “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the state of Delaware on August 22, 2002 for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We completed the development of our first video game, which was based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”), and as of November 2006, we began commercially selling the video game to retail outlets nationwide.

We hold an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale.  Additionally, we have acquired ownership of the Charlie Church Mouse brand from Lifeline Studios and all assets of Cloud9Games, creators of our PRAISE CHAMPION and KING SOLOMON branded games.

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented. The information included in this Form 10-Q should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2011. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2012.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

RESTRICTED CASH

Restricted cash at March 31, 2011 was comprised of $30,000 that we had deposited into an escrow account with a law firm.  We agreed to hold these funds in escrow as support for future compensation as a condition to hiring a key game developer.  We used those funds to pay that key game developer in the three months ended June 30, 2011 and the restricted cash balance at June 30, 2011 was $100.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LBG as a going concern. We have started generating revenue but have incurred net losses of $1,150,025 during the three months ending June 30, 2011 and had an accumulated deficit of $72,020,194 at June 30, 2011. In addition, we used cash in our operations of $313,276 during the three months ending June 30, 2011.

We plan to continue to control and reduce costs where necessary while focusing on the expansion of our product line on more consumer platforms to expand our business. Management plans to continue to raise additional capital in fiscal 2012 to fund ongoing business operations and potential business combinations.

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

We had a working capital deficit at June 30, 2011 of $1,854,791.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	June 30, 2011	March 31, 2010
Raw Materials	$19,678	$21,237
Finished Goods	336,345	333,885
Subtotal	356,023	355,122
Less: reserve for obsolescence	(50,643)	(50,643)
Total Inventories, net of reserve	$305,380	$304,479

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 10,000,000,000 shares of common stock, $0.001 par value per share. The holders of our common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by our Board of Directors, out of funds legally available therefore, subject to the preference of any holders of preferred stock. In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights.

During the three months ending June 30, 2011, we issued the following:

(1)  292,788,248 shares of common stock to independent third parties for services provided, valued at $254,100.

(2)  471,814,805 shares of common stock to accredited investors for cash proceeds of $159,812.

(3)  100,000 shares of common stock to convert outstanding debt and settle accounts payable with a total value of $150.

(4)  400,000,000 shares of common stock were issued under conversions of $25,000 of convertible notes originally issued for services with during fiscal 2011.

(5)  1,159,115,152 shares of common stock under warrant exercises at an average strike price of $0.0000509.  The warrants were issued in exchange for contributions to our treasury stock of 5,300,000 shares by the warrant holders.

Of the 1,159,115,152 warrants issued during the June 2011 period, 890,000 warrants were accounted for as compensatory issuances and carried compensation expense of $413,163.  The remaining 269,115,152 warrants were accounted for as a component of stock purchases and carried no compensation expense.

Anti-dilution Rights to Common Stock

In 2004, we entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services. The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in us does not fall below one percent (1%) of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue shares equal to one percent of such issuance to Charter Financial Holdings, LLC to maintain their ownership percentage. Charter Financial Holdings, LLC is not required to pay additional consideration for those shares. During the 3 months ended June 30, 2011, we issued Charter Financial Holdings, LLC 35,228,467 shares at a fair market value of $17,614 for legal services.

In addition, during the three months ended June 30, 2011, we issued 70,000,000 shares with a fair value of $42,000 to an investor for no additional consideration.  The entire fair value was recorded to expense during the three months ended June 30, 2011.

NOTE 5 - WARRANTS

A summary of warrant activity during the three months ended June 30, 2011 is presented below:

	Amount	Range of Exercise Price		Weighted Average Exercise Price
Warrants outstanding at March 31, 2011	--		$--	$--
Exercised	(1,159,115,152)		$0.0000509	$0.0000509
Issued	1,159,115,152		$0.0000509	$0.0000509
Cancelled/Expired	--	$
Warrants outstanding at June 30, 2011	--	$		$--
Warrants exercisable at June 30, 2011	--	$		$--

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Black Scholes option pricing models at, and during the three months ended June 30, 2011:

Risk free interest rate	0.18% - 0.19%
Average expected life	1 year
Expected volatility	195% - 203%
Expected dividends	None

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2011:

	Face Amount of		Notes Payable
	Notes Payable	Note Discounts	Net of Discounts
Individual loans	$147,000	$-	$147,000
Convertible debt from services	9,163	-	9,163
2 year convertible notes	24,850	(24,633)	217
Total notes payable	$181,013	$(24,633)	$156,380

In the three months ended June 30, 2011, we repaid one individual loan in the amount of $20,000 and borrowed an additional $147,000 in loans from individuals.  Those loans bear interest at five percent, are unsecured and are due six months from the date of the advance.

During the three months ended June 30, 2011, the holder of the two year convertible note converted $150 in principal into shares of 100,000 shares of common stock.  Additionally, we issued 400,000,000 shares for conversion of $25,000 of convertible debt originally issued for services during fiscal 2011.

At June 30, 2011, we had accrued interest of $9,947.

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

Payroll Taxes

As of June 30, 2011 and March 31, 2011, we owed accrued payroll taxes of $349,474 and $326,294, respectively, to various governmental authorities. This is a significant offense with the US government to which we may face significant penalties and operations could be harmed should the US government wish to enforce its rights to collect the payroll taxes and that our officers and directors, both past and present, are potentially liable for penalties.

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

NOTE 8 – SUBSEQUENT EVENTS

In July 2011, we issued 35,000,000 share of common stock valued at $14,000 at the closing price to an investor as antidilution protection.

In July 2011, we issued 42,500,000 shares of common stock to accredited investors in exchange for aggregate cash investments of $20,000.  Those investors also exchanged 200,000 shares of common stock in exchange for warrants to purchase 147,142,857 share of common stock at a purchase price of $0.00000125 per share.

 In July 2011, we issued 2,777,778 shares of common stock to an independent third party for services provided, valued at $2,500.

On August 5, 2011, we issued to certain of our legal advisors warrants to purchase 500,000,000 shares of common stock at a purchase price of $0.0002 per share. On August 12, 2011, one of these legal advisors converted 75,000,000 warrants, via a cashless exercise, into 53,571,428 shares.

On August 9, 2011, we filed an S-8 registration statement to issue 1,000,000,000 shares as part of the Company’s 2011 Stock Incentive Plan and subsequently issued those shares.

On August 22, 2011, we terminated 550,000,000 shares previously issued in the quarter ending June 30, 2011.

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

To date, we have financed our operations primarily through the sale of shares of our common stock. During the three months ended June 30, 2011, we raised net proceeds of $201,812 from the sale of 541,814,805 shares of our common stock. We continue to generate operating losses.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern.”

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding registrants, like us, which file electronically with the Commission. Our mailing address is 25060 Hancock Avenue, Suite 103 Box 110, Murrieta, CA 92562. Our phone number is (951) 894-6597. Our website is http://www.leftbehindgames.com.

RESULTS OF OPERATIONS

Assets

At June 30, 2011, our total assets were $506,226, compared to $544,002 at March 31, 2011.  This $37,776 decrease was primarily due to a decrease in restricted cash from $30,000 at March 31, 2011 to $100 at June 30, 2011, which was the result of a drawdown on that restricted cash to pay salaries to a game developer in the June 2011 period, and a $10,767 reduction in our net fixed assets due to depreciation of our fixed assets during that period.

Liabilities

At June 30, 2011, our total liabilities were $2,273,530, compared to $2,078,870 at March 31, 2011.  This $194,660 increase was primarily due to a $102,214 increase in notes payable used to finance our operations and a $69,903 increase in accounts payable.

Three Months Ended June 30, 2011 and 2010

Revenues

We recorded net revenues of $24,637 for the three months ended June 30, 2011 compared to $39,894 for the three months ended June 30, 2010. This represented a decrease in our revenues of $15,257, or 38%. During the three month period ended June 30, 2011, approximately 41% of our sales arose from cash receipts from a new customer which focuses on distribution to non-profit organizations.  The remainder of our revenue came from our master distributor, from cash receipts from the Christian bookstore or church markets or from on-line sales.

For the three months ended June 30, 2010, approximately $14,000, or 35% of our revenue, related to a television broadcast agreement of Charlie Church Mouse shows.  Our primary distributor accounted for 27% of our revenues.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $5,412 for the three months ended June 30, 2011 compared to $13,241 in the three months ended June 30, 2010. This represented a decrease in our cost of sales – product costs of $7,829, or 59%. The decrease in cost of sales – product costs was due to the decrease in revenues noted above. Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $92 for the three months ended June 30, 2011 compared to $1,393 in the three months ended June 30, 2010. The decrease in cost of sales – intellectual property licenses was due to the decrease in revenues noted above coupled with our acquisition of the Charlie Church Mouse brand, which obviates our need to pay royalties for sales of games with that brand name.

General and Administrative Expenses

General and administrative expenses were $111,371 for the three months ended June 30, 2011, compared to $1,181,337 for the three months ended June 30, 2010, a decrease of $1,069,966. The decrease was primarily due to the reduction of certain stock-based compensation arrangements.

Consulting

Consulting expense to consultants was $451,284 for the three months ended June 30, 2011 compared to $1,218,552 for the three months ended June 30, 2010, a decrease of $767,268. The decrease was the result of a $795,801 decrease in largely stock-based payments to marketing consultants, which was partially offset by increases in other professional fees,

Wages and Salaries

We had wages and salaries expense to employees and directors of $437,863 for the three months ended June 30, 2011 as compared to $307,832 for the three months ended June 30, 2010.  The $130,031 increase is due to an $111,614 increase in wages due to headcount increases and a $21,744 increase in stock-based compensation to employees.

Product Development Expenses

Product development expenses were $163,571 for the three months ended June 30, 2011, compared to $215,894 for the three months ended June 30, 2010, a decrease of $52,323.  The decrease was primarily due to a reduction in new game development expenses.

Interest Expense

We recorded interest expense of $5,069 for the three months ended June 30, 2011, compared to 14,447 in the three months ended June 30, 2010, a decrease of $9,378.  Interest expense in the June 2011 period consists of the contractual coupons on our notes payable and $264 in amortization of debt discount on our two year convertible note.

Net Loss

As a result of the above factors, we reported a net loss of $1,150,025 for the three months ended June 30, 2011, compared to a net loss of $2,956,932 for the three months ended June 30, 2010. In addition, our accumulated deficit at June 30, 2011 totaled $72,020,194.

CASH REQUIREMENTS, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had $24,616 of cash compared to $21,180 of cash at March 31, 2011, an increase of $3,436.  At June 30, 2011, we had a working capital deficit of $1,854,791 compared to a working capital deficit of $1,633,122 at March 31, 2011.

Operating Activities

For the three month periods ended June 30, 2011 and 2010, net cash used in operating activities was $313,276 and $435,036, respectively. The net losses for the three month periods ended June 30, 2011 and 2010 were $1,150,025 and $2,912,802, respectively, a decrease of $1,762,777.

Investing Activities

We did not invest in fixed assets during the three month period ended June 30, 2011 compared to an investment of $14,447 in the 2010 period.

Financing Activities

For the three month periods ended June 30, 2011 and 2010, net cash provided by financing activities was $286,812 and $409,588, respectively. The primary elements of cash provided by financing activities in both periods were the sale of common stock and borrowings under notes payable.

Future Financing Needs

Since our inception in August 2002 through June 30, 2011, we have raised approximately $14 million through funds provided by private placement offerings and convertible notes. This was sufficient to enable us to develop our first product and expand our product line to include 11 games. Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward. We do not currently have enough capital to sustain our operations for the next 12 months.  We will need to continue raising capital through privately placed offerings in order to continue our operations over the next 12 months. It is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments. During the three months ended June 30, 2011, we raised $159,812 of cash through the sale of common stock to certain accredited investors. We continue to generate operating losses.  We are currently authorized to issue up to 10 billion shares of common stock.  To date, 8,483,677,147 shares of common stock are issued and outstanding.  In addition, we have reserved 1 billion shares of common stock for issuance under our 2011 Stock Incentive Plan and are obligated to issue an aggregate of 425,000,000 shares of common stock pursuant to securities exercisable or convertible into shares of common stock.  In order to raise additional capital through the issuance of shares of common stock or securities exercisable or convertible into shares of common stock, we will have increase our authorized common stock which requires us to file an Information Statement with the Securities and Exchange Commission and an Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Since our inception, we have an accumulated deficit of $72,020,194. We have suffered continuing losses from operations and have negative working capital of $1,854,791, which, among other matters, raises substantial doubt about our ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses. We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2012. Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. At June 30, 2011, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008. There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

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

Historically, we promoted our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with accounting standards, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue.  During the three months ended June 30, 2011, we had no such types of arrangements.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2011, we issued the following:

(1)

292,788,248 shares of common stock to independent third parties for services provided, valued at $254,100.

(2)

471,814,805 shares of common stock to accredited investors for cash proceeds of $159,812.

(3)

100,000 shares of common stock to convert outstanding debt and settle accounts payable with a total value of $150.

(4)

400,000,000 shares of common stock were issued under conversions of $25,000 of convertible notes originally issued for services with during fiscal 2011.

(5)

1,159,115,152 shares of common stock under warrant exercises at an average strike price of $0.0000509.  The warrants were issued in exchange for contributions to our treasury stock of 5,300,000 shares by the warrant holders.

The Company issued the shares of common stock listed in (1) to (5) above pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuances were isolated and did not involve a public offering of securities.

The Company issued the warrants listed in (5) above pursuant to the registration exemption afforded the Company under Section 3(a)(9) of the Securities Act of 1933, as amended, due to the fact that warrant recipients were existing security holders of the Company, no consideration was given and no commission or other remuneration was paid directly or indirectly for soliciting such exchange.

The Company issued the foregoing securities pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuances were isolated and did not involve a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED BY THE SECURITIES AND EXCHANGE COMMISSION]

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS

In July 2011, we issued 35,000,000 share of common stock valued at $14,000 at the closing price to an investor as antidilution protection.

In July 2011, we issued 42,500,000 shares of common stock to accredited investors in exchange for aggregate cash investments of $20,000.  Those investors also exchanged 200,000 shares of common stock in exchange for warrants to purchase 147,142,857 share of common stock at a purchase price of $0.00000125 per share.

 In July 2011, we issued 2,777,778 shares of common stock to an independent third party for services provided, valued at $2,500.

On August 5, 2011, we issued to certain of our legal advisors warrants to purchase 500,000,000 shares of common stock at a purchase price of $0.0002 per share. On August 12, 2011, one of these legal advisors converted 75,000,000 warrants, via a cashless exercise, into 53,571,428 shares.

On August 9, 2011, we filed an S-8 registration statement to issue 1,000,000,000 shares as part of the Company’s 2011 Stock Incentive Plan and subsequently issued those shares.

On August 22, 2011, we terminated 550,000,000 shares previously issued in the quarter ending June 30, 2011.

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

101	Interactive Data Files *

* To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

August 22, 2011	By:	/S/ TROY A. LYNDON
TROY A. LYNDON CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (Principal Executive Officer) (Principal Financial and Accounting Officer)