Form 10-Q/A
period 2011-06-30
LEFT BEHIND GAMES INC.
filed 2011-08-29
CIK 13055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No 1)

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

With copies to:

Virginia K. Sourlis, Esq.

The Sourlis Law Firm

The Courts of Red Bank

130 Maple Avenue, Suite 9B2

Red Bank, New Jersey 07701

Virginia@SourlisLaw.com

Tel: (732) 530-9007

Fax: (732) 530-9008

www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒.   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Left Behind Games, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 22,  2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

(a)  Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:

31.1

Certification by Troy A. Lyndon, Principal Executive Officer and Principal  Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1

Certification by Troy A. Lyndon, Principal Executive Officer and Principal Financial and Accounting Officer, of Left Behind Games, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.LAB	XBRL Labels Linkbase Document**

*   Previously filed

** Furnished, not filed, herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

August 26, 2011	By:	/S/ TROY A. LYNDON
TROY A. LYNDON CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (Principal Executive Officer) (Principal Financial and Accounting Officer)

4