Form 10-Q
period 2011-09-30
LEFT BEHIND GAMES INC.
filed 2011-11-21
CIK 13055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 000-50603

LEFT BEHIND GAMES INC.

(Exact name of registrant as specified in its charter)

Nevada	91-0745418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25060 Hancock Avenue

Suite 103, Box 110

Murrieta, CA 92562

(Address of principal executive offices)

(951) 894-6597

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 21, 2011, there were 9,687,928,710 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEFT BEHIND GAMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$5,605	$21,180
Restricted cash	100	30,000
Inventories, net	259,123	304,479
Prepaid royalties	27,538	27,538
Prepaid expenses and other current assets	59,211	62,551
Total current assets	351,577	445,748

Property and equipment, net	29,162	52,428
Intangible assets	9,899	9,899
Other assets	15,927	35,927
Total assets	$406,565	$544,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,852,504	$1,597,350
Payroll liabilities payable	392,038	326,294
Notes payable, net	263,952	54,166
Derivative liabilities	96,251	-
Deferred revenue	101,273	101,060
Total current liabilities	2,706,018	2,078,870

Commitments and Contingencies	-	-

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 39,989,000 shares authorized, none issued and outstanding	-	-
Series A convertible preferred stock, $0.001 par value; 3,586,245 shares authorized; 3,586,245 shares issued and outstanding; liquidation preference of $188,500	3,586	3,586
Series B convertible preferred stock, $0.001 par value; 16,413,755 shares authorized; 7,890,529 and 7,890,529 shares issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	7,891	7,891
Series C preferred stock, $0.001 par value: 10,000 shares authorized, issued and outstanding as of September 30, 2011 and March 31, 2011	10	10
Series D convertible preferred stock, $0.001 par value; 1,000 shares authorized, 9 shares issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	-	-
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 9,687,928,710 and 5,366,945,531 shares issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	9,687,928	5,366,946
Treasury Stock	29,800	24,500
Additional paid-in capital	61,735,793	63,932,368
Accumulated deficit	(73,764,461)	(70,870,169)
Stockholders’ deficit	(2,299,453)	(1,534,868)

Total liabilities and stockholders’ deficit	$406,565	$544,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEFT BEHIND GAMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Revenues	$6,252	$182,976	$30,889	$222,872

Costs and expenses:
Cost of sales – product costs	46,258	121,947	51,670	135,188
Cost of sales – intellectual property costs	-	1,178	92	2,571
Selling, general and administrative	95,479	126,854	206,850	260,039
Consulting and professional fees	625,413	695,292	1,076,697	2,193,315
Wages and salaries	871,070	211,306	1,308,933	333,046
Product development	106,434	253,237	270,005	1,446,131
Total costs and expenses	1,744,654	1,409,814	2,914,247	4,370,290

Operating loss	(1,738,402)	(1,226,838)	(2,883,358)	(4,147,418)

Other income (expense):
Interest expense, net	(5,065)	(6,061)	(10,134)	16,005
Other expense	(800)	(2,567)	(800)	(16,852)
Total other income (expense)	(5,865)	(8,628)	(10,934)	(847)

Net loss	$(1,744,267)	$(1,235,466)	$(2,894,292)	$(4,148,265)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,075,768,573	3,251,501,634	7,412,443,098	2,909,326,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEFT BEHIND GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,894,292)	$(4,148,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,466	22,135
Amortization of note discount	1,200	7
Interest paid in common stock	-	4,063
Loss on disposal of assets	800	-
Common shares issued for anti-dilution price protection	73,614	103,742
Provision for note receivable reserve	-	16,852
Convertible debt issued for services	-	3,180,500
Common shares issued to third parties for services	1,163,501	418,447
Shares issued under warrant exercises	768,381	-
Changes in operating assets and liabilities:
Accounts receivable	-	6,915
Inventory	45,356	103,011
Prepaid expenses and other current assets	23,340	6,791
Intangibles and other assets	-	57,444
Accounts payable and accrued expenses	320,998	(344,518)
Deferred income	213	530
Net cash used by operating activities	(478,423)	(572,346)

Cash flows from investing activities:
Change in restricted cash	29,900	-
Proceeds from disposal of fixed assets	4,000	-
Purchases of property and equipment	-	(17,672)
Net cash used in investing activities	33,900	(17,672)

Cash flows from financing activities:
Proceeds from issuance of notes payable	158,200	25,000
Proceeds from subscriptions payable	105,436	-
Payments under notes payable	(30,000)	-
Common shares issued for cash	195,312	528,568
Net cash provided by financing activities	428,948	553,568

Net increase (decrease) in cash	(15,575)	(36,450)
Cash at beginning of period	21,180	56,677
Cash at end of period	$5,605	$20,227

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing information:
Common shares issued for conversion of debt	$25,150	$-
Common shares issued for warrant conversion	$809,829	$-
Reclassification of derivative liabilities from additional paid-in capital	$96,251	$-
Discount from beneficial conversion feature on debt	$-	$25,000
Common shares for settlement of debt and accounts payable	$-	$543,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEFT BEHIND GAMES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Left Behind Games, Inc., a Nevada corporation, conducts all of its operations through its wholly owned subsidiary, Left Behind Games, Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company,” “LFBG,” “we,” “us,” “our” or similar terms). LFBG was founded on December 31, 2001 and incorporated in the State of Delaware on August 22, 2002, for the purpose of engaging in the business of producing, distributing and selling video games and associated products. We completed the development of our first video game, which was based upon the popular LEFT BEHIND series of novels published by Tyndale House Publishers (“Tyndale”), and as of November 2006, we began commercially selling our first video game to retail outlets nationwide.

We hold an exclusive worldwide license (the “License”) from Tyndale to develop, manufacture and distribute video games and related products based on the LEFT BEHIND series of novels published by Tyndale.  Additionally, we have acquired ownership of the Charlie Church Mouse brand from Lifeline Studios and all assets of Cloud9Games, creators of our PRAISE CHAMPION and KING SOLOMON branded games. And in 2011, we significantly expanded our product offerings with next generation quality games for all ages including Bible Quest: Journey Through Genesis, Charlie Church Mouse 3D Bible Adventures 2, King Solomon’s Word Games, King Solomon’s Trivia Challenge 2, Praise Champion 2, Scripture Chess and Left Behind 4: World at War.

BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented. The information included in this Form 10-Q should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2011. The interim unaudited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending March 31, 2012.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

RESTRICTED CASH

Restricted cash at March 31, 2011, was comprised of $30,000 that we had deposited into an escrow account with a law firm.  We agreed to hold these funds in escrow as support for future compensation as a condition to hiring a key game developer.  We used those funds to pay that key game developer in the six months ended September 30, 2011, and the restricted cash balance at September 30, 2011, was $100.

FAIR VALUE MEASUREMENTS

As defined in ASC 820 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	-	-	96,251	96,251

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of LFBG as a going concern. We have started generating revenue but have incurred net losses of $2,814,292 during the six months ending September 30, 2011, and had an accumulated deficit of $73,684,461 at September 30, 2011. In addition, we used cash in our operations of $478,423, during the six months ending September 30, 2011.

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

These matters, among others, raise substantial doubt about the ability of LFBG to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We had a working capital deficit at September 30, 2011, of $2,354,441.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30, 2011	March 31, 2011
Raw Materials	$15,447	$21,237
Finished Goods	294,319	333,885
Subtotal	309,766	355,122
Less: reserve for obsolescence	(50,643)	(50,643)
Total Inventories, net of reserve	$259,123	$304,479

NOTE 4 – STOCKHOLDERS’ EQUITY

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

During the six months ending September 30, 2011, we issued the following:

(1)

2,379,010,470 shares of common stock to independent third parties for services provided, valued at $1,163,501.

(2)

591,814,805 shares of common stock to accredited investors for cash proceeds of $195,312.

(3)

100,000 shares of common stock to convert outstanding debt and settle accounts payable with a total value of $150.

(4)

400,000,000 shares of common stock were issued under conversions of $25,000 of convertible notes originally issued for services during fiscal 2011.

(5)

809,829,437 shares of common stock under warrant exercises at strike prices ranging from $0.00000005 to $0.0002.  The warrants were issued in exchange for contributions to our treasury stock of 5,300,000 shares by the warrant holders.

Of the 1,806,258,009 warrants issued during the September 2011 period, 1,390,000,000 warrants were accounted for as compensatory issuances and carried compensation expense of $768,381. The remaining 416,258,009 warrants were accounted for as a component of stock purchases and carried no compensation expense.

Anti-dilution Rights to Common Stock

In 2004, we entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services. The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in us does not fall below one percent (1%) of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue shares equal to one percent of such issuance to Charter Financial Holdings, LLC to maintain their ownership percentage. Charter Financial Holdings, LLC is not required to pay additional consideration for those shares. During the six months ended September 30, 2011, we issued Charter Financial Holdings, LLC 35,228,467 shares at a fair market value of $17,614 for legal services.

In addition, during the six months ended September 30, 2011, we issued 105,000,000 shares with a fair value of $56,000 to an investor for no additional consideration.  The entire fair value was recorded to expense during the six months ended September 30, 2011.

NOTE 5 - WARRANTS

A summary of warrant activity during the six months ended September 30, 2011, is presented below:

	Amount	Range of Exercise Price	Weighted Average Exercise Price
Warrants outstanding at March 31, 2011	--	$--	$--
Exercised	(809,829,437)	$0.00000005 - 0.0002	$0.0000211
Issued	1,806,258,009	$0.00000005 - 0.0002	$0.0000604
Cancelled/Expired	(21,428,572)	$0.0002	0.0002
Warrants outstanding at September 30, 2011	975,000,000	$0.0000006 - 0.0002	$0.0000900
Warrants exercisable at September 30, 2011	975,000,000	$0.0000006 - 0.0002	$0.0000900

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, with respect to warrants utilizing the Black Scholes option pricing models at, and during the six months ended September 30, 2011:

Risk free interest rate	0.15% - 1.91%
Average expected life	1 – 7 years
Expected volatility	195% - 264%
Expected dividends	None

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2011:

	Face Amount of		Notes Payable,
	Notes Payable	Note Discounts	Net of Discounts
Individual loans	$148,200	$-	$148,200
Stock subscriptions payable	105,436	-	105,436
Convertible debt from services	9,063	-	9,063
2 year convertible notes	24,950	(23,697)	1,253
Total notes payable	$287,649	$(23,697)	$263,952

In the six months ended September 30, 2011, we repaid one individual loan in the amount of $30,000 and borrowed an additional $158,200 in loans from individuals.  Those loans bear interest at five percent, are unsecured and are due six months from the date of the advance.

During the six months ended September 30, 2011, the Company received $105,436 from two investors for stock subscriptions.  Under the terms of the subscriptions, no shares are to be issued until the Company effects a reverse stock split and has sufficient authorized shares to effectuate the sale.  Until the reverse stock split occurs, the Company will carry the funds received as a liability.

During the six months ended September 30, 2011, the holder of the two year convertible note converted $150 in principal into shares of 100,000 shares of common stock.  Additionally, we issued 400,000,000 shares for conversion of $25,000 of convertible debt originally issued for services during fiscal 2011.

At September 30, 2011, we had accrued interest of $10,134.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Game Development Agreement

In August of 2011, the Company entered into a Game Development Agreement with a lead game developer for future services. Under the terms of the agreement, the Company will issue the lead game developer $120,000 in common shares monthly for six months. In addition, the Company will issue the lead game developer a non-recoupable bonus equal to $314,000 in common stock to be paid over 12 months beginning January 1, 2012. The lead game developer will also receive a 10% royalty, payable based upon any “net profits” of the products he develops. In September of 2011, the Company issued 700,000,000 shares of common stock to the lead game developer for the first monthly payment.

The lead game developer will also receive a 10% royalty, payable based upon any “net profits” of the products he develops.

Guarantees and Indemnities

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. We indemnify our directors, officers, employees and agents, as permitted under the laws of the State of Nevada. We have also indemnified our consultants, investment bankers, sublicensor and distributors against any liability arising from the performance of their services or license commitment, pursuant to their agreements. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facility. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Anti-dilution Rights for Common Stock

In 2004, we entered into an agreement with Charter Financial Holdings, LLC in connection with consulting services.  The compensation section of the agreement requires that we issue shares of our common stock to Charter sufficient to ensure that its ownership in LFBG does not fall below one percent (1%) of our outstanding common stock. The result is that for each time we issue or sell stock, we must issue that amount of stock to Charter Financial Holdings, LLC to maintain their ownership percentage.  Charter Financial Holdings, LLC is not required to pay additional consideration for those shares. We record the fair value of the additional shares of common stock issued under this provision as consulting expense in the period they are earned.  See Note 4.

Employment Agreements

We have entered into employment agreements with of our chief executive officer. This contract provides for minimum annual salaries and is renewable annually. In the event of termination of this employment agreement by LFBG without cause, we would be required to pay continuing salary payments for specified periods in accordance with the employment contract. Effective October 2009, our CEO, Troy Lyndon, had chosen not to receive a salary. However, the Board of Directors agreed on February 13, 2011, to provide him a base salary of $5,000 per month on a going-forward basis.

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

Payroll Taxes

As of September 30, 2011 and March 31, 2011, we owed accrued payroll taxes of $392,038 and $326,294, respectively, to various governmental authorities. This is a significant offense with the U.S. government to which we may face significant penalties and operations could be harmed should the U.S. government wish to enforce its rights to collect the payroll taxes and that our officers and directors, both past and present, are potentially liable for penalties.

Rule 144

During fiscal 2010, we had arrangements with two consultants which were terminated with an effective date of September 30, 2010. We have evaluated the structure of these consulting agreements and the Company has since filed a 10-A letter with the SEC requesting assistance to determine whether or not the consulting arrangement complied with and did not violate any SEC rules & regulations. As a matter of process, the SEC has issued subpoenas to such consultant and the company and is expected to hear details from both parties in the coming months, at which point the Company will communicate the SEC’s findings with investors.

Litigation

We are subject to litigation from time to time in the ordinary course of our business.

We are currently not involved in any other litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

NOTE 8 – DERIVATIVE LIABILITIES

As of September 30, 2011, the Company did not have sufficient authorized common shares to settle all of its convertible notes and outstanding warrants.  As a result, in accordance with ASC 815-15 “Derivatives and Hedging”, the Company must classify all of its share-settleable instruments as liabilities.  These instruments will be recorded at their fair values and re-measured at the end of each reporting period with the change in fair value reported in earnings.  As of September 30, 2011, the Company reclassified $96,251 from additional paid-in capital to liabilities.  This amount represents the fair value of the conversion options embedded in its notes payable described in Note 6 and its outstanding warrants described in Note 5, calculated using the Black-Scholes option-pricing model as of September 30, 2011.

The following outlines the significant assumptions used to estimate the fair value of the Company’s derivative liabilities as of September 30, 2011:

Risk free interest rate	0.15% - 1.91%
Average expected life	0.75 – 6.75 years
Expected volatility	252% - 276%
Expected dividends	None

NOTE 9 – SUBSEQUENT EVENTS

On October 7, 2011, the Company granted 375,000,000 common stock shares to employees as compensation for services.

On October 11, 2011, the Company entered into an agreement to convert a current liability of $605,000 into a promissory note with an annual interest rate of 3% and a term of 24 months.

On November 9, 2011, the Company entered into a 6 month term loan agreement for $5,000 with an interest rate of 5% per annum.

On November 10, 2011, the Company entered into an agreement with a private investor to sell 100,000,000 shares for a one-time investment of $25,000 and further, the Company will issue additional shares until such investor receives a 20% return on investment.

On November 16, 2011, the Company entered into a 6 month term loan agreement for $15,000 at an interest rate of 5% per annum.

On November 17, 2011, the Company entered into an agreement to convert a current liability of $120,000 into a promissory note with no interest rate and a maturity date of December 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

consumer acceptance of our current and future products;

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

The Company

Left Behind Games Inc. d/b/a Inspired Media Entertainment (herein referred to as the “Company,” “LFBG,” “we,” “us,” “our” or similar terms), was founded on December 31, 2001, and incorporated in the State of Delaware on August 22, 2002 and reincorporated in the State of Nevada on January 17, 2011.  The Company is the only publicly-traded exclusive publisher of Christian modern media.  It is the world leader in the publication of Christian video games and a Christian social network provider.  Trade names include Inspired Media Entertainment™, LB Games®, Cloud 9 Games® and MyPraize®.  The Company and its subsidiaries produce quality interactive experiences including entertainment products that perpetuate positive values and appeal to faith-based and mainstream audiences.

Our common stock is quoted on the OTC Markets OTCQB under the trading symbol “LFBG.”

We are an early stage company which is one of the first companies to develop, publish, and distribute products into the multi-billion dollar “inspirational” niche of the video game market.  Our goal is to become a leading publisher in this new market of inspirational games.

Plan of Operations

We recently released the following new products for the PC platform, which significantly expands the company’s intellectual property base. Because of a strategic decision to build all our new titles using a multi-platform development engine, we expect to release a few of these titles in 2012 for the iPhone, iPad, Android phone and tablet platforms, after which, we will reevaluate opportunities to publish on platforms available from Microsoft, Sony, Nintendo and others.

Although we expect to expand retail distribution significantly in 2012, we expect our most significant growth to occur as we reach customers through social media platforms and other direct marketing efforts.

Christmas 2011 Product Line

•

Praise Champion 2 is a karaoke style singing game featuring 60 popular Christian songs.  Featuring an all new career mode, players will start their new career and sing their way to the top of the charts while unlocking new venues, rewards, rankings and achievements. All-new game graphics include customizable avatars and 15 fully 3D venues.

•

Charlie Church Mouse 3D Bible Adventures 2 is an exciting world packed with games and adventures.  From exciting Bible stories and games, and exploring the theme park.

•

Left Behind 4: World At War is a real-time strategy game based on the best-selling Left Behind book series by Tim LaHaye and Jerry Jenkins.  Join the ultimate fight of good versus evil, commanding the Tribulation Forces, American Militia and the Global Community Peacekeepers.

•

Bible Quest: Journey Through Genesis is a game where the player swaps tiles to create matches of three or more identical tiles laid out over varying game boards.  Players seek to progress through a map filled with more than 75 segments from the book of Genesis.  Each game is unique and lush backgrounds will emerse the player in the most compelling stories ever.

•

King Solomon’s Trivia Challenge 2 is the best Bible based trivia game ever made, and includes witty comedy and constantly moving visuals.  Over 1000 Bible related questions in 10 categories will challenge your knowledge of the Bible. Achieve rewards and rankings while unlocking new characters.

•

Scripture Chess is designed to engage strategic and battle-hungry gamers to see and feel the relevance of their actions in the context of the ultimate battle of good vs. evil through this classic game more than 1,000 years old.  In between moves, players will hear scripture relavent to their progress and strategy.

•

King Solomon’s Word Games include several mini-games which make Biblical content relevant to gamers through common and fun game dynamics including Word Twists, Sling Words, Word Searches and more.

To date, we have financed our operations primarily through the sale of shares of our common stock.  During the six months ended September 30, 2011, we raised net proceeds of $195,312 from the sale of 591,814,805 shares of our common stock.  We continue to generate operating losses.  Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern.”

Results of Operations

Assets

At September 30, 2011, our total assets were $406,565, compared to $544,002 at March 31, 2011.

Liabilities

At September 30, 2011, our total liabilities were $2,706,018, compared to $2,078,870 at March 31, 2011.  This $627,148 increase was primarily due to a $209,786 increase in notes payable used to finance our operations and a $255,154 increase in accounts payable and accrued liabilities.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

We recorded net revenues of $6,252 for the three months ended September 30, 2011, compared to $182,976 for the three months ended September 30, 2010.  This represented a decrease in our revenues of $176,724, or 97%.  During the three month period ended September 30, 2010, approximately 94% of our sales arose from cash receipts from a new customer which focused on distribution to non-profit organizations.  There were no sales to that customer in the three months ended September 30, 2011.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $46,258 for the three months ended September 30, 2011, compared to $121,947 in the three months ended September 30, 2010.  This represented a decrease in our cost of sales – product costs of $75,689, or 62%.  The decrease in cost of sales – product costs was due to the decrease in revenues noted above.  Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $0 for the three months ended September 30, 2011 compared to $1,178 in the three months ended September 30, 2010.  The decrease in cost of sales – intellectual property licenses was due to the decrease in revenues noted above coupled with our acquisition of the Charlie Church Mouse brand, which obviates our need to pay royalties for sales of games with that brand name.

General and Administrative Expenses

General and administrative expenses were $95,479 for the three months ended September 30, 2011 compared to $126,854 for the three months ended September 30, 2010, a decrease of $31,375.

Consulting and Professional Fees

Consulting and professional fees were $625,413 for the three months ended September 30, 2011 compared to $695,292 for the three months ended September 30, 2010, a decrease of $69,879.  Both periods had non-cash charges for the fair value of stock based compensation to consultants.

Wages and Salaries

We had wages and salaries expense to employees and directors of $871,070 for the three months ended September 30, 2011, as compared to $211,306 for the three months ended September 30, 2010.  The $659,764 increase was primarily due to an increase in stock-based compensation of $714,893.

Product Development Expenses

Product development expenses were $106,434 for the three months ended September 30, 2011, compared to $253,237 for the three months ended September 30, 2010, a decrease of $146,803.  The decrease was primarily due to a reduction in new game development expenses.

Interest Expense (Income)

We recorded interest expense of $5,065 for the three months ended September 30, 2011, compared to $6,061 in the three months ended September 30, 2010, a decrease of $996.  Interest expense in the September 2011 period consists of the contractual coupons on our notes payable and $936 in amortization of debt discount on our two year convertible note.

Net Loss

As a result of the above factors, we reported a net loss of $1,744,267 for the three months ended September 30, 2011, compared to a net loss of $1,235,466 for the three months ended September 30, 2010.  In addition, our accumulated deficit at September 30, 2011, totaled $73,764,461.

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010

Revenues

We recorded net revenues of $30,889 for the six months ended September 30, 2011, compared to $222,872 for the six months ended September 30, 2010.  This represented a decrease in our revenues of $191,983, or 86%.  During the six month period ended September 30, 2010, $187,200 or approximately 81% of our sales arose from cash receipts from a new customer which focused on distribution to non-profit organizations.  We recorded $10,000 of sales to that customer in the 2011 period.  The remainder of our revenue in both periods came from our master distributor, from cash receipts from the Christian bookstore or church markets or from on-line sales.

Cost of Sales - Product Costs

We recorded cost of sales - product costs of $51,670 for the six months ended September 30, 2011, compared to $135,188 in the six months ended June 30, 2010.  This represented a decrease in our cost of sales – product costs of $83,518, or 62%.  The decrease in cost of sales – product costs was due to the decrease in revenues noted above.  Cost of sales - product costs consists of product costs and inventory-related operational expenses.

Cost of Sales – Intellectual Property Licenses

We recorded cost of sales – intellectual property licenses of $92 for the six months ended September 30, 2011, compared to $2,571 in the six months ended June 30, 2010.  The decrease in cost of sales – intellectual property licenses was due to the decrease in revenues noted above coupled with our acquisition of the Charlie Church Mouse brand, which obviates our need to pay royalties for sales of games with that brand name.

General and Administrative Expenses

General and administrative expenses were $206,850 for the six months ended September 30, 2011, compared to $260,039 for the six months ended September 30, 2010, a decrease of $53,189.  The majority of this decrease arose from a reduction in our advertising and marketing expenses of $23,670 as our limited cash resources in the 2011 period constrained our ability to market our games to the level of the prior period.

Consulting and Professional Fees

Consulting and professional fees were $1,076,697 for the six months ended September 30, 2011 compared to $2,193,315 for the six months ended September 30, 2010, a decrease of $1,116,618.  Both periods had non-cash charges for the fair value of stock based compensation to consultants.  The 2011 period had a $349,918 charge attributable to the fair value of the warrants issued to one of our law firms for past and current services and the 2010 period had a $1,725,841 charge related to convertible debt for services arrangements with several of our consultants. The 2011 period did not have any such charges for the convertible debt for services arrangements.  The charges in the 2011 period largely related to the fair value of warrants issued for compensation to service providers.

Wages and Salaries

We had wages and salaries expense to employees and directors of $1,308,933 for the six months ended September 30, 2011, as compared to $333,046 for the six months ended September 30, 2010.  The $975,887 increase is due to a $736,637 increase in stock-based compensation to employees and a $37,500 reversal of an accrual in the 2010 period relating to a settlement to a previous employee.

Product Development Expenses

Product development expenses were $270,005 for the six months ended September 30, 2011, compared to $1,446,131 for the six months ended September 30, 2010, a decrease of $1,176,126.  The decrease was primarily due to a reduction in new game development expenses.

Interest Expense

We recorded interest expense of $10,134 for the six months ended September 30, 2011, compared to ($16,005) in the six months ended September 30, 2010, an increase of $26,139.  Interest expense in the September 2010 period was a negative number as the result of an internal analysis of our accrued interest, which led to a reversal of certain accruals that were determined to no longer be due.  Interest expense in the September 2011 period consists of the contractual coupons on our notes payable and $1,200 in amortization of debt discount on our two year convertible note.

Net Loss

As a result of the above factors, we reported a net loss of $2,894,292 for the six months ended September 30, 2011, compared to a net loss of $4,148,265 for the six months ended September 30, 2010.  In addition, our accumulated deficit at September 30, 2011, totaled $73,764,461.

Liquidity and Capital Resources

At September 30, 2011, we had $5,605 of cash compared to $21,180 of cash at March 31, 2011, a decrease of $15,575.  At September 30, 2011, we had a working capital deficit of $2,354,441, compared to a working capital deficit of $1,633,122 at March 31, 2011.

Operating Activities

For the six month periods ended September 30, 2011 and 2010, net cash used in operating activities was $478,423 and $572,346, respectively. The net losses for the six month periods ended September 30, 2011 and 2010 were $2,894,292 and $4,148,265, respectively, a decrease of $1,253,973.

Investing Activities

We did not invest in fixed assets during the six month period ended September 30, 2011, compared to an investment of $17,672 in the 2010 period.

Financing Activities

For the six month periods ended June 30, 2011 and 2010, net cash provided by financing activities was $428,948 and $553,568, respectively. The primary elements of cash provided by financing activities in both periods were the sale of common stock and borrowings under notes payable.

Future Financing Needs

Since our inception in August 2002 through September 30, 2011, we have raised approximately $15 million through funds provided by private placement offerings and convertible notes.  This was sufficient to enable us to develop our first product and expand our product line to include 18 games.  Although we expect this trend of financing our business through private placement offerings to continue, we can make no guarantee that we will be adequately financed going forward.  We do not currently have enough capital to sustain our operations for the next 12 months.  We will need to continue raising capital through privately placed offerings in order to continue our operations over the next 12 months.  It is also anticipated that in the event we are able to continue raising funds at a pace that exceeds our minimum capital requirements, we may elect to spend cash to expand operations or take advantage of business and marketing opportunities for our long-term benefit. Additionally, we intend to continue to use equity whenever possible to finance marketing, public relations and development services that we may not otherwise be able to obtain without cash.

To date, we have financed our operations primarily through the sale of shares of our common stock and through the issuance of debt instruments.  During the six months ended September 30, 2011, we raised $195,312 of cash through the sale of common stock to certain accredited investors.  We continue to generate operating losses.  We are currently authorized to issue up to 10 billion shares of common stock.  To date, 9,687,928,710 shares of common stock are issued and outstanding.  In addition, we are obligated to issue an aggregate of 975,000,000 shares of common stock pursuant to securities exercisable or convertible into shares of common stock.  In order to raise additional capital through the issuance of shares of common stock or securities exercisable or convertible into shares of common stock, we decided to increase our authorized common stock by filing an Information Statement with the U.S. Securities and Exchange Commission and an Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada.

Furthermore, the report by our Independent Registered Public Accounting Firm on our financial statements includes a paragraph describing substantial doubt about our ability to continue as a “going concern” as of and for the year ended March 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Since our inception, we have an accumulated deficit of $73,764,461.  We have suffered continuing losses from operations and have negative working capital of $2,354,441, which, among other matters, raises substantial doubt about our ability to continue as a going concern.  A significant amount of additional capital will be necessary to advance the development and distribution of our products to the point at which they may generate sufficient gross profits to cover our operating expenses.  We intend to fund operations through debt and/or equity financing arrangements, which management believes may be insufficient to fund our capital expenditures, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending March 31, 2012.  Therefore, we will be required to seek additional funds to finance our long-term operations.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.  At September 30, 2011, our management believes there is no impairment of our long-lived assets other than the lease-hold improvements of its abandoned office space and certain trademark costs both of which have been written off in the fiscal year ended March 31, 2008.  There can be no assurance however; that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

Effective April 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of the accounting standards applied at that time, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the fiscal year ended March 31, 2007, includes: (a) compensation cost for all share-based payments granted and not yet vested prior to April 1, 2006, based on the grant date fair value estimated in accordance with the accounting standards, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of accounting standards.  Accounting standards requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of March 31, 2008, we had no options outstanding and therefore believe the adoption of this accounting standard had an immaterial effect on the accompanying consolidated financial statements.

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

In accordance with accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, we have recorded the fair value of the common stock issued for certain future consulting services as prepaid expenses in its consolidated balance sheet.

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

•

Collectability is reasonably assured: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer.  Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due.  If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

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

Revenue from Sales of Consignment Inventory

We have placed consignment inventory with certain customers.  We receive payment from those customers only when they sell our product to the end consumers.  We recognize revenue from the sale of consignment inventory only when we receive payment from those customers.

Shipping and Handling

In accordance with accounting standards, we recognize amounts billed to customers for shipping and handling as revenue.  Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

Historically, we promoted our products with advertising, consumer incentive and trade promotions.  Such programs include, but are not limited to, cooperative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees).  In accordance with accounting standards, certain payments made to customers by us, including promotional sales allowances, cooperative advertising and product introductory expenditures have been deducted from revenue. During the six months ended September 30, 2011, we had no such types of arrangements.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by small reporting companies.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on August 4, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2011, we issued the following:

(1)

2,379,010,470 shares of common stock to independent third parties for services provided, valued at $1,163,501.

(2)

591,814,805 shares of common stock to accredited investors for cash proceeds of $195,312.

(3)

100,000 shares of common stock to convert outstanding debt and settle accounts payable with a total value of $150.

(4)

809,829,437 shares of common stock under warrant exercises at an average strike prices ranging from $0.00000005 to $0.0002.  The warrants were issued in exchange for contributions to our treasury stock of 5,300,000 shares by the warrant holders.

(5)

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

There is no information required to be filed under this item.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT BEHIND GAMES, INC.

Date: November 21, 2011	By:	/S/ Troy A. Lyndon
Name: Troy A. Lyndon Title: Chief Executive Officer Principal Executive Officer Principal Financial Officer